Form 10-Q
period 2011-03-31
TMX Finance LLC
filed 2011-05-27
CIK 1511967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-172244

TMX Finance LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1106313
(State of Incorporation)	(I.R.S. Employer Identification Nos.)

15 Bull Street Savannah, Georgia	31401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (912) 525-2675

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes  ☐    No  ☒ (the registrant is not yet required to provide financial disclosure in an Interactive Data File format.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer ☐            Non-accelerated Filer ☒            Small reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

The Company has 100 outstanding limited liability company membership units, all of which are held by Tracy Young.

TMX FINANCE LLC

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

TMX FINANCE LLC

AND AFFILIATES

Consolidated Balance Sheets

March 31, 2011 (unaudited) and December 31, 2010

(in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$94,380	$53,585

Title loans receivable	317,682	360,325
Allowance for loan losses	(45,432)	(52,048)
Unamortized loan origination costs	2,259	2,139

Title loans receivable, net	274,509	310,416

Interest receivable	20,582	23,435
Property, equipment and aircraft, net	60,744	54,710
Debt issuance costs, net of accumulated amortization of $2,631 and $1,795 as of March 31, 2011 and December 31, 2010	14,564	15,400
Other assets	16,093	10,818
Note receivable from sole member	1,867	1,967

Total Assets	$482,739	$470,331

Liabilities and Equity
Debt	$248,048	$247,935
Notes payable	1,183	990
Notes payable to related parties	22,144	22,356
Obligations under capital leases	2,104	2,120
Accounts payable and accrued expenses	40,010	55,794

Total Liabilities	313,489	329,195

Commitments and Contingencies
Member’s equity and non-controlling interests:
Total member’s equity (with retained earnings of $158,976 and $130,096 at March 31, 2011 and December 31, 2010, respectively)	174,756	145,876
Non-controlling interests	(5,506)	(4,740)

Total member’s equity and non-controlling interests	169,250	141,136

Total Liabilities and Equity	$482,739	$470,331

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Income (unaudited)

For the Three Months Ended March 31, 2011 and 2010

(in thousands)

	Three Months Ended March 31,
	2011	2010
Interest and fee income	$111,178	$87,287
Provision for loan losses	(5,917)	(9,637)

Net interest and fee income	105,261	77,650

Costs, expenses and other:
Salaries and related expenses	35,372	26,199
Occupancy costs	11,373	8,519
Depreciation and amortization	2,917	2,278
Advertising	2,642	804
Other operating expenses	13,561	8,140
Interest, including amortization of debt issuance costs and discount	9,502	2,870

Total expenses	75,367	48,810

Income from continuing operations before reorganization items	29,894	28,840

Reorganization items:
Professional fees	-	1,875
Interest earned on accumulated cash from Chapter 11 proceeding	-	(3)

Total reorganization items	-	1,872

Net income	29,894	26,968
Net (loss) income attributable to non-controlling interests	(986)	52

Net income attributable to member’s equity	$30,880	$26,916

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2011 and 2010

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$29,894	$26,968
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	5,917	9,637
Depreciation and amortization	2,917	2,278
Amortization of discount, debt issuance and upfront lease costs	1,123	49
Loss on disposal of property and equipment	6	264
Changes in assets and liabilities:
Interest receivable	2,853	(446)
Other assets	(508)	54
Net change in loan origination costs	(120)	(350)
Accounts payable and accrued expenses	(15,784)	(3,017)

Net cash provided by operating activities	26,298	35,437

Cash Flows from Investing Activities
Net title loans repaid	30,180	22,645
Deposit on acquisition	(4,100)	-
Purchase of property and equipment	(8,939)	(2,380)
Receipt of payments on note receivable to sole member	100	-
Cash from consolidation of variable interest entity	41	-

Net cash provided by investing activities	17,282	20,265

Cash Flows from Financing Activities
Repayments of term loan, net	-	(3,000)
Increase in restricted cash	(825)	(79)
Proceeds from notes payable	200	-
Payments on notes payable to related parties	(212)	(52)
Repayments of notes payable and capital leases	(23)	(178)
Proceeds from contributions to consolidated variable interest entity	75	-
Proceeds from sole member contributions	-	370
Distributions to sole member	(2,000)	(350)

Net cash used in financing activities	(2,785)	(3,289)

Net increase in cash and cash equivalents	40,795	52,413
Cash and cash equivalents at beginning of period	53,585	27,008

Cash and cash equivalents at end of period	$94,380	$79,421

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(1)	Nature of Business, Principles of Consolidation, Use of Estimates, Basis of Presentation and Significant Accounting Policies

Nature of Business

TMX Finance LLC and affiliates (collectively, the “Company”) is a consumer finance company that originates and services automobile first-lien title loans through 601 title-lending stores in 9 states. Affiliates include wholly-owned subsidiaries and consolidated variable interest entities (“VIEs”) as described below. The parent company, TMX Finance LLC, changed its name from TitleMax Holdings, LLC to TMX Finance LLC effective June 21, 2010. In 491 stores, the Company operates as TitleMax; in 110 stores, the Company uses a TitleBucks brand. The Company also offers a second-lien automobile product in Georgia under the EquityAuto Loan brand, with operations conducted within 111 TitleMax stores and through 2 standalone stores. Title loans receivable, other than title loans in the states of South Carolina, Missouri and Illinois, consist principally of 30-day title loan contracts collateralized by used motor-vehicles owned by the consumers in those states. In South Carolina, Missouri and Illinois, title loans receivable consist of 24-month title loans with payments of principal and interest due on a monthly basis. Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment: consumer financial services.

The Company experiences fluctuating demand for its title-lending products throughout the year. Historically, the highest demand exists in the fourth quarter of each fiscal year. Also, the Company has historically experienced reductions in title loans receivable during the first quarter of each fiscal year, primarily associated with customers’ receipt of tax refund checks. Accordingly, the Company typically experiences a higher use of cash in the fourth quarter while generating more cash in the first quarter (exclusive of any other capital usage). Due to the seasonal nature of the business, results of operations for any fiscal quarter are not necessarily indicative of the results of operations that may be achieved for the full fiscal year.

Principles of Consolidation

The Company is associated with TitleMax Aviation, Inc., a Delaware corporation (“Aviation”), and TitleMax Construction, LLC (“Construction”), which the Company has determined are variable interest entities. Aviation is owned by the sole member of TMX Finance LLC and has two aircraft and related debt. Both aircraft are used in the business. The Company and certain subsidiaries guarantee certain debt of Aviation. Construction is owned by the sole member and directly handles the store improvement work for TMX Finance LLC and its subsidiaries. Aviation and Construction are variable interest entities and non-controlling interests for which the Company is the primary beneficiary, therefore these entities have been consolidated.

The Company conducts business in Texas through a wholly-owned subsidiary registered as a Credit Services Organization (“CSO”) under Texas law. In connection with operating as a CSO, the Company entered into credit services organization agreements (“CSO Agreement”) with two unaffiliated third-party lenders. The CSO Agreement governs the terms by which the Company performs underwriting services and refers customers in Texas to these third-party lenders for a possible extension of a loan. The Company processes loan applications and commits to reimburse the lender for any loans or related fees that are not collected from those customers. One of the third-party lenders operates on an exclusive basis and the Company has determined that the lender is a VIE of which the Company is the primary beneficiary. Therefore, the Company has consolidated this lender as of and for the three months ended March 31, 2011. The consolidation of this VIE in 2011 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The other third-party lender operates on a non-exclusive basis and the Company has determined that the lender is a VIE of which the Company is not the primary beneficiary. Under the terms of the Company’s CSO Agreement with this non-exclusive third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of and for the three months ended March 31, 2011, the obligations related to this CSO Agreement were not material to the Company’s consolidated financial position, results of operations or cash flows.

The Consolidated Financial Statements include the accounts of TMX Finance LLC, its wholly-owned subsidiaries, and its consolidated VIEs. All significant intercompany transactions and balances have been eliminated in consolidation.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(1)	Nature of Business, Principles of Consolidation, Use of Estimates, Basis of Presentation and Significant Accounting Policies (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the valuation of repossessed assets.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been included. Results for any interim period are not necessarily indicative of the results for the entire year.

Significant Accounting Policies

The following is a description of significant accounting policies used in preparing the unaudited Consolidated Financial Statements that are updated from the significant accounting policies described in Note 1 to our audited Consolidated Financial Statements.

Income Taxes and Distributions

The Company, with the consent of its sole member, elected in prior years to be taxed under sections of the federal and state income tax laws which provide that, in lieu of corporate income taxes, the sole member separately accounts for items of income, deduction, losses and credits. The Consolidated Financial Statements generally do not include a provision for income taxes as long as these elections remain in effect. Certain subsidiaries operate in states that impose an entity-level tax that is a percentage of income.

While the Company’s tax status and income tax elections remain in effect, the Company may occasionally make distributions to its sole member in amounts sufficient to pay some or all of the taxes due on the Company’s items of income, deductions, losses, and credits which have been allocated for reporting on the sole member’s income tax return. The Company anticipates making distributions to its sole member to pay calendar 2011 federal and state income taxes. These distributions are expected to total approximately $55-$60 million and will be made no later than the due date of the taxes in April 2012. The Company may make future distributions to its sole member in addition to those required for income taxes.

In May 2010, the Internal Revenue Service (the “IRS”) initiated an examination of the 2008 income tax return of TitleMax of Georgia, Inc. The examination was expanded to cover all of the Company’s wholly-owned subsidiaries and Aviation. The IRS completed its fieldwork and issued its report in April 2011. The resolution of this examination is not expected to have a material impact on the Company’s financial condition, results of operations or cash flow.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(2)	Credit Quality Information and Allowance for Losses on Title Loans Receivable

The Company utilizes a variety of underwriting criteria to specifically monitor the performance of its title loans receivable and maintains an allowance at a level estimated to be adequate to absorb loan losses inherent in the portfolio. The portfolio includes balances outstanding from all title loans, including short-term single payment loans and multi-payment installment loans. The allowance for losses on title loans receivable offsets the outstanding title loan receivable amounts in the Consolidated Balance Sheets.

The Company does not stratify the title loan portfolio when evaluating performance of the loans. Rather, the total portfolio is assessed for losses based on contractual delinquency, the value of underlying collateral, economic and other qualitative considerations and management’s judgment. The Company uses historical collection performance adjusted for recent portfolio performance trends to develop the expected loss rates used to establish the allowance. Increases in the allowance are recorded as provision for loan losses in the Consolidated Statements of Income. The Company charges-off an account when the customer is 61 days contractually past due. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.

Delinquency experience of title loans receivable was as follows:

(in thousands)	March 31, 2011	December 31, 2010
1-30 days past due	$30,372	$36,278
31-60 days past due	4,829	7,512

Total past due	35,201	43,790
Current	282,481	316,535

Total	$317,682	$360,325

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(2)	Credit Quality Information and Allowance for Losses on Title Loans Receivable (continued)

Accrual of interest and fee income on title loans receivable is discontinued when no payment has been received for 35 days or more. The accrual of income is not resumed until the account is less than 5 days past due on a contractual basis, at which time management considers collectability to be probable. Title loans receivable in non-accrual status were as follows:

(in thousands)	March 31, 2011	December 31, 2010
Nonaccrual loans	$23,485	$31,887

Changes in the allowance for loan losses for were as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Beginning balance	$52,048	$40,280
Provision for loan losses	5,917	9,637
Charge-offs	(19,664)	(15,140)
Recoveries	7,131	5,457

Ending balance	$45,432	$40,234

(3)	Property, Equipment and Aircraft

Property, equipment and aircraft consisted of the following:

(in thousands)	March 31, 2011	December 31, 2010
Leasehold improvements	$32,925	$30,758
Aircraft	23,125	23,101
Signs	13,373	12,516
Furniture and fixtures	11,802	10,427
Assets not placed in service	11,703	7,408
Computers and software	9,667	9,459
Assets under capital leases	2,240	2,240
Vehicles	308	284
Building	120	120
Land	30	30

Subtotal	105,293	96,343
Accumulated depreciation and amortization	(44,549)	(41,633)

Net property, equipment and aircraft	$60,744	$54,710

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(4)	Guarantees

Aircraft

The sole member has a note payable to a finance company originating from the purchase of an aircraft. The note payable is unconditionally and absolutely guaranteed by the Company other than Funding and TitleMax of Missouri, Inc. The note payable is collateralized by a security interest in the aircraft and requires performance under the guarantee if there is a default on the note payable and the collateral and sole member’s guarantee are not sufficient to pay the entire amount of the note. The maximum potential amount of future, undiscounted payments for the note is $4.2 million. The current carrying amount of the related liability at March 31, 2011 is $3.2 million.

Senior Secured Notes

The senior secured notes (the “Notes”) are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by TMX Finance LLC and TitleMax Finance Corporation (the “Issuers”) and each of their existing and future domestic restricted subsidiaries, other than immaterial subsidiaries. This guarantee arose from the issuance of bonds for the purpose of additional financing. The Notes are secured by first-priority liens on substantially all of the Issuers’ assets and require performance under the guarantee if there is a default on the bonds. Under this guarantee, the maximum potential amount of future, undiscounted payments is $399.1 million. The current carrying amount of the related liability at March 31, 2011 is $248.0 million.

(5)	Phantom Stock Award

An officer of the Company had an employment agreement which included an equity option. On June 1, 2010, the terms of the officer’s employment were amended to replace the equity option with a phantom stock award. The phantom stock award was fully vested on the date of grant and expires on December 31, 2011. The officer has the right to receive a cash payment from the Company equal to the difference, if positive, obtained by subtracting $2 million from 3% of the fair value of the Company, based on an agreed-upon calculation. The calculation is equal to 3.2 multiplied by the consolidated earnings before interest, taxes, depreciation and amortization of the Company and its wholly-owned subsidiaries for the calendar year ended immediately prior to the commencement of the month in which the payment event occurs.

The incremental increases in the reported value of these awards of $1.1 million and $1.7 million are included in salaries and related expenses in the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, respectively. The total calculated values of $10.8 million and $9.7 million are included in accounts payable and accrued expenses in the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, respectively.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(6)	Fair Value Measurement and Fair Value of Financial Instruments

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company follows the provisions of the Accounting Standards Codification ASC 820-10. ASC 820-10 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820-10 requires disclosure that establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosure about fair value measurements. This standard enables a reader of consolidated financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The standard requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The Company has loans that are transferred to repossessed assets and are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents the repossessed assets value carried on the Consolidated Balance Sheet by level within the fair value hierarchy (as described above) for which a nonrecurring change in fair value has been recorded:

(in thousands)	Total	Active Markets For Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
Repossessed assets – March 31, 2011	$3,057	$-	$-	$3,057	$789
Repossessed assets – December 31, 2010	$3,251	$-	$-	$3,251	$971

The fair value of repossessed assets was determined based on comparable recent sales and adjusted for various factors, including age of the vehicle and known changes in the market and in the collateral.

The Company’s financial instruments consist primarily of cash and cash equivalents, title loans receivable, notes receivable, notes payable and senior secured notes. For all such instruments, other than the senior secured notes, the carrying amounts in the Consolidated Financial Statements approximate their fair values. Title loans receivable are originated at prevailing market rates. Given the short-term nature of these loans, they are continually repriced at current market rates.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(6)	Fair Value Measurement and Fair Value of Financial Instruments (continued)

The fair values of notes payable are estimated based on rates currently available for debt with similar terms and remaining maturities. The fair value of the senior secured notes is based on the market yield on trades of the notes at the end of each reporting period. The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$94,380	$94,380	$53,585	$53,585
Restricted cash	1,575	1,575	750	750
Title loans receivable, net	274,509	274,509	310,416	310,416
Note receivable from sole member	1,867	1,867	1,967	1,967
Senior secured notes, net	248,048	281,912	247,935	293,718
Notes payable	1,183	1,183	990	990
Notes payable to related parties	22,144	22,144	22,356	22,356

(7)	Related Party Transactions

The Company leases the corporate office from Parker-Young, LLC and various retail spaces from TY Investments, LLC and certain employees. Rental payments paid to these entities for operating leases amounted to approximately $208,000 and $199,000 for the three months ended March 31, 2011 and 2010, respectively.

The Company also leases several retail spaces under capital lease agreements from certain employees with total payments of approximately $20,000 and $33,000 for the three months ended March 31, 2011 and 2010, respectively. The terms of the agreements are 15 years.

Interest expense on notes payable to related parties totaled $573,000 and $201,000 for the three months ended March 31, 2011 and 2010, respectively.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(8)	Contingencies

The Company is involved in various legal proceedings. These proceedings are, in the opinion of management, ordinary routine matters incidental to the normal business conducted by the Company. Legal proceedings brought against the Company include, but are not limited to, allegations of violations of state or federal consumer protections, disputes regarding repossessions, and employment related matters. For example, TitleMax of Tennessee, Inc. is a party to a class action lawsuit certified in the state of Tennessee alleging that the entity charged excessive interest rates between August 2003 and August 2004. TitleMax of Missouri, Inc. is a party to a putative class action lawsuit alleging that the entity failed to pay certain employees overtime compensation as required by Missouri law. In the opinion of management, an appropriate accrual has been established related to the above referenced legal matters. Outcomes of such proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

(9)	Guarantor Condensed Consolidating Financial Statements

The payment of principal and interest on senior notes issued in June 2010 is guaranteed by the wholly-owned subsidiaries of the Company (the “Subsidiary Guarantors”). It is not guaranteed by Construction, Aviation, or the Company’s consolidated CSO lender (the “Non-Guarantor Subsidiaries”). The separate financial statements of the Subsidiary Guarantors are not included herein because the Subsidiary Guarantors are the Company’s wholly-owned consolidated subsidiaries and are jointly, severally, fully and unconditionally liable for the obligations represented by the senior notes. The Company believes that the consolidating financial information for the Issuers, the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries provide information that is more meaningful in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors.

The following consolidating financial statements present consolidating financial data for the Issuers, the combined Subsidiary Guarantors, the combined Non-Guarantor Subsidiaries, and an elimination column for adjustments to arrive at the information for the Company on a consolidated basis as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010. Investments in subsidiaries are accounted for by the Company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(9)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Balance Sheet

March 31, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$94,042	$338	$-	$94,380
Title loans receivable	-	317,549	155	(22)	317,682
Allowance for loan losses	-	(45,432)	-	-	(45,432)
Unamortized loan origination costs	-	2,259	-	-	2,259

Title loans receivable, net	-	274,376	155	(22)	274,509

Interest receivable	-	20,582	-	-	20,582
Property, equipment and aircraft, net	-	39,064	21,680	-	60,744
Debt issuance costs, net of accumulated amortization	14,564	-	-	-	14,564
Other assets	12	15,055	1,081	(55)	16,093
Note receivable from sole member	1,867	-	-	-	1,867
Investment in affiliates	418,295	-	-	(418,295)	-

Total Assets	$434,738	$443,119	$23,254	$(418,372)	$482,739

Liabilities and Equity
Debt	$248,048	$-	$-	$-	$248,048
Notes payable	571	-	612	-	1,183
Notes payable to related parties	1,464	-	20,680	-	22,144
Obligations under capital leases	-	2,104	-	-	2,104
Accounts payable and accrued expenses	7,009	31,791	1,287	(77)	40,010

Total Liabilities	257,092	33,895	22,579	(77)	313,489

Total member’s equity and non-controlling interests	177,646	409,224	675	(418,295)	169,250

Total Liabilities and Equity	$434,738	$443,119	$23,254	$(418,372)	$482,739

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(9)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Three Months Ended March 31, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$-	$111,174	$4	$-	$111,178
Provision for loan losses	-	(5,917)	-	-	(5,917)
Aircraft service revenue	-	-	642	(642)	-

Net interest and fee income and aircraft service revenue	-	105,257	646	(642)	105,261

Costs, expenses and other:
Salaries and related expenses	-	35,282	90	-	35,372
Occupancy costs	-	11,304	69	-	11,373
Other operating expenses	75	18,723	964	(642)	19,120
Interest, including amortization of debt issuance costs and discount	9,099	(106)	509	-	9,502

Total expenses	9,174	65,203	1,632	(642)	75,367

Net (loss) income	(9,174)	40,054	(986)	-	29,894

Equity in income from affiliates	40,054	-	-	(40,054)	-

Net income (loss)	$30,880	$40,054	$(986)	$(40,054)	$29,894

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(9)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(18,697)	$45,375	$(380)	$26,298

Cash Flows from Investing Activities
Net title loans repaid (originated)	-	30,265	(85)	30,180
Purchase of property and equipment	-	(8,896)	(43)	(8,939)
Deposit on acquisition	-	(4,100)	-	(4,100)
Cash from consolidation of variable interest entity	-	-	41	41
Receipt of payments on note receivable to sole member	100	-	-	100
Net activity with affiliates	18,597	(19,346)	749	-

Net cash provided by investing activities	18,697	(2,077)	662	17,282

Cash Flows from Financing Activities
Proceeds from contributions	-	-	75	75
Repayments of notes payable and capital leases	-	(16)	(219)	(235)
Proceeds from notes payable	-	-	200	200
Increase in restricted cash	-	(825)	-	(825)
Distributions to sole member	-	(2,000)	-	(2,000)

Net cash (used in) provided by financing activities	-	(2,841)	56	(2,785)

Net increase in cash and cash equivalents	-	40,457	338	40,795
Cash and cash equivalents at beginning of period	-	53,585	-	53,585

Cash and cash equivalents at end of period	$-	$94,042	$338	$94,380

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(9)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Balance Sheet

December 31, 2010

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$53,585	$-	$-	$53,585
Title loans receivable	-	360,325	-	-	360,325
Allowance for loan losses	-	(52,048)	-	-	(52,048)
Unamortized loan origination costs	-	2,139	-	-	2,139

Title loans receivable, net	-	310,416	-	-	310,416

Interest receivable	-	23,435	-	-	23,435
Property, equipment and aircraft, net	-	32,765	21,945	-	54,710
Debt issuance costs, net of accumulated amortization	15,400	-	-	-	15,400
Other assets	14	9,484	1,320	-	10,818
Note receivable from sole member	1,967	-	-	-	1,967
Investment in affiliates	398,838	-	-	(398,838)	-

Total Assets	$416,219	$429,685	$23,265	$(398,838)	$470,331

Liabilities and Equity
Debt	$247,935	$-	$-	$-	$247,935
Notes payable	571	-	419	-	990
Notes payable to related parties	1,464	-	20,892	-	22,356
Obligations under capital leases	-	2,120	-	-	2,120
Accounts payable and accrued expenses	17,483	37,049	1,262	-	55,794

Total Liabilities	267,453	39,169	22,573	-	329,195

Total member’s equity and non-controlling interests	148,766	390,516	692	(398,838)	141,136

Total Liabilities and Equity	$416,219	$429,685	$23,265	$(398,838)	$470,331

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(9)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Three Months Ended March 31, 2010

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$-	$87,287	$-	$-	$87,287
Provision for loan losses	-	(9,637)	-	-	(9,637)
Aircraft service revenue	-	-	428	(428)	-

Net interest and fee income and aircraft service revenue	-	77,650	428	(428)	77,650

Costs, expenses and other:
Salaries and related expenses	-	26,134	65	-	26,199
Occupancy costs	-	8,490	29	-	8,519
Other operating expenses	-	11,428	222	(428)	11,222
Interest, including amortization of debt issuance costs and discount	2,786	24	60	-	2,870

Total expenses	2,786	46,076	376	(428)	48,810

(Loss) income from continuing operations before reorganization items	(2,786)	31,574	52	-	28,840

Reorganization items:
Professional fees and other	-	1,872	-	-	1,872

Net (loss) income before equity in income of affiliates	(2,786)	29,702	52	-	26,968

Equity in income from affiliates	29,702	-	-	(29,702)	-

Net income (loss)	$26,916	$29,702	$52	$(29,702)	$26,968

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(9)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2010

(in thousands)

	Parent Company	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(460)	$35,868	$29	$35,437

Cash Flows from Investing Activities
Net title loans repaid	-	22,645	-	22,645
Purchase of property and equipment	-	(2,380)	-	(2,380)
Net activity with affiliates	3,460	(3,360)	(100)	-

Net cash provided by (used in) investing activities	3,460	16,905	(100)	20,265

Cash Flows from Financing Activities
Payments on term loan	(3,000)	-	-	(3,000)
Proceeds from sole member contributions	-	-	370	370
Repayments of notes payable and capital leases	-	(14)	(216)	(230)
Increase in restricted cash	-	(79)	-	(79)
Distributions to sole member	-	(350)	-	(350)

Net cash (used in) provided by financing activities	(3,000)	(443)	154	(3,289)

Net increase in cash and cash equivalents	-	52,330	83	52,413
Cash and cash equivalents at beginning of period	-	27,008	-	27,008

Cash and cash equivalents at end of period	$-	$79,338	$83	$79,421

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(10)	Subsequent Events

In May 2011, the Company closed on an asset purchase agreement (the “Agreement”) with Cashback Title Loans, Inc. (“Cashback”) in which the Company acquired all the title loans related to 19 Cashback locations in Nevada. Cashback assigned to the Company all leases related to the 19 Cashback locations and the Company acquired all related furniture and fixtures. The purchase price was $6.7 million. The Company previously made deposits totaling $4.5 million (included in other assets on the Consolidated Balance Sheet as of March 31, 2011) to Cashback. The remainder of the purchase price was funded in May 2011. This transaction is part of the Company’s growth strategy as it expands the Company’s number of stores and provides a presence in a new market.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide information that will assist you in understanding our consolidated financial statements, the changes in those financial statements from period to period and the primary factors contributing to those changes. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report.

The “Company,” “we,” “us” and “our” refer to TMX Finance LLC and its affiliates on a consolidated basis unless the context indicates otherwise.

Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission, or “SEC,” encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This section and other written or oral statements that we make from time to time contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will” and similar terms and phrases in connection with any discussion of our future operating or financial performance or business plans and prospects. In particular, these include statements relating to the future of our industry, our business strategy, and expectations concerning our future market position, operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information.

Such forward-looking statements involve substantial risks and uncertainties. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize or should underlying assumptions prove inaccurate, actual results could vary materially from past results and from anticipated, estimated or projected results. Our prospectus dated April 25, 2011 related to our notes exchange offer (the “Prospectus”), which is set forth in our registration statement on Form S-4 (No. 333-172244), describes in the section captioned “Risk Factors” various important factors that could cause actual results to differ materially from projected and historical results. We incorporate that section into this filing, and you should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such factors to be a complete set of all potential risks or uncertainties.

Forward-looking statements are only as of the date they are made, and we do not intend to update our forward-looking statements unless we are required to do so under applicable law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q and 8-K and other reports to the SEC.

Executive Summary

We are a privately-owned automobile title-lending company with 603 company-owned stores in the states of Georgia, Alabama, South Carolina, Tennessee, Missouri, Illinois, Mississippi, Texas and Virginia. We serve individuals who generally have limited access to consumer credit from banks, thrift institutions, credit card lenders and other traditional sources of consumer credit. We provide our customers with access to loans secured by a lien on the customers’ automobiles while allowing the customers to retain use of the vehicles during the term of the loans. As of March 31, 2011, we served more than 280,000 customers and had approximately $317.7 million in title loans receivable. We believe that we are the largest automobile title lender in the United States based on title loans receivable.

Our business provides a simple, quick and confidential way for consumers to meet their liquidity needs. We offer title loans in amounts ranging from $100 to $5,000 at rates that we believe, based on market research, are up to 50% less than those offered by other title lenders, with an average loan size of approximately $1,100. Our asset-based loans have loan-to-value ratios that we believe are conservative. At origination, our weighted average loan amount is approximately 69% of appraised wholesale value and approximately 25% of the Black Book retail value. Our title loans do not impact our customers’ credit ratings as we do not run credit checks on our customers and we do not make negative credit reports if we are unable to collect loan balances.

We seek to develop and maintain a large presence in each of the markets in which we operate. Our growth strategy includes expanding our title loans receivable in our existing stores, opening new stores in existing markets and expanding into new markets with favorable characteristics. Our stores are located in highly visible and accessible locations, usually in free-standing buildings and end-units of strip shopping centers.

Financial Results

For the three months ended March 31, 2011, the Company had revenues of approximately $111.2 million and net income of approximately $29.9 million, representing increases of approximately 27% and 11%, respectively, over the corresponding results for the three months ended March 31, 2010. Our strategy has enabled consistent growth throughout the Company’s history that has included fluctuating market conditions. The contraction of consumer credit that began in the fourth quarter of 2008 has led to higher average loan volumes for our stores, which continues to improve the Company’s financial results.

Acquisition of Cashback Title Loans, Inc. in Nevada

In May 2011, the Company closed on an asset purchase agreement (the “Agreement”) with Cashback Title Loans, Inc. (“Cashback”) in which the Company acquired all the title loans related to 19 Cashback locations in Nevada. Cashback assigned to the Company all leases related to the 19 Cashback locations, and the Company acquired all related furniture and fixtures. The purchase price was $6.7 million. The Company previously made deposits totaling $4.5 million to Cashback. The remainder of the purchase price was funded in May 2011. This transaction is part of our growth strategy as it expands the Company’s number of stores and provides a presence in a new market.

Key Performance Indicators

We measure our performance through certain key performance indicators, or “KPIs,” that drive our revenue and profitability. Our KPIs include total originations, average originations per store, receivable balance, average receivable balance per store and net charge-off rate as a percent of aggregate originations over the period. We influence our KPIs through operational execution, information systems and proper incentives for our field-level employees. Externally, our KPIs are affected by competition and macroeconomic conditions, including unemployment, consumer confidence, consumer spending habits and state and federal regulations.

The following table reflects our results as measured by these KPIs:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Originations	$100,457	$75,604
Average originations per store	$167	$135
Total title loans receivable	$317,682	$250,589
Average title loans receivable per store	$527	$448
Net charge-offs as a percent of originations	12.5%	12.8%

Same-Store Interest and Fee Income

One of the common measures of performance in the retail industry is a comparison of performance metrics on a same-store basis between periods. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. The following summarizes the Company’s same-store interest and fee income:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Interest and fee income	$109,901	$86,644
Number of stores	555	541

The increase in same-store interest and fee income was due to increased title loan receivable balances.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Interest and fee income

Interest and fee income was $111.2 million for the three months ended March 31, 2011, an increase of $23.9 million, or 27.4%, compared to $87.3 million for the comparable 2010 period. The increase is primarily due to strong same-store performance as customers turned more to title lending because of a contraction of credit from other sources. Same-store interest and fee income increased 26.8% for the three months ended March 31, 2011 compared to the same period in 2010. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. To a lesser degree, interest and fee income was higher in the three months ended March 31, 2011 due to the contribution of approximately $1.3 million from 44 stores opened during the fourth quarter of 2010 and the first quarter of 2011. There were no store openings in the three months ended March 31, 2010 and no material interest and fee income from stores open less than 13 months in 2010.

Provision for loan losses

Our provision for loan losses was $5.9 million for the three months ended March 31, 2011 compared to $9.6 million in the comparable 2010 period, representing a decrease of $3.7 million, or 38.5%. The provision normally trends with changes in title loans receivable as we maintain an adequate allowance for loan losses. The allowance for loan losses is based on loan loss experience, contractual delinquency of title loans receivable, the value of underlying collateral, economic and other qualitative considerations and management’s judgment. As a percent of title loans receivable, the allowance for loan losses was 14.3% and 14.4% at March 31, 2011 and December 2010, respectively. Net charge-offs as a percent of originations decreased to 12.5% for the 2011 quarter from 12.8% for the comparable period in 2010 due to our collection processes, continuous internal compliance reviews and incentive-based compensation plans which take charge-offs into consideration and are designed to monitor and limit loan losses.

Costs, expenses and other

Salaries and related expenses

Salaries and related expenses increased by $9.2 million, or 35.1%, to $35.4 million for the three months ended March 31, 2011 compared to $26.2 million for the comparable 2010 period. This expense increased approximately $5.1 million due to growth-related increases in headcount. The headcount increases were primarily related to operational personnel necessary to service the higher volume of loans. Also contributing to the increase was higher corporate headcount, primarily in the areas of information technology, recruiting and real estate and construction. In addition, a significant portion of our employees’ compensation is incentive-based, which increased $4.1 million due to higher profitability at the store, district and regional levels.

Occupancy costs

Occupancy costs were $11.4 million for the three months ended March 31, 2011, an increase of $2.9 million, or 34.1%, compared to $8.5 million for the same 2010 period. This increase was primarily due to an increase in rent, related utilities and maintenance costs associated with opening 13 new stores during the quarter ended March 31, 2011 as well as expanding corporate office space.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2011 was $2.9 million compared to $2.3 million in the comparable 2010 period, an increase of $0.6 million, or 26.1%. The increase was attributable to remodeling and relocating stores, fitting out new stores and expanding corporate office space. Also contributing to the increase was the acquisition of an aircraft in the fourth quarter of 2010.

Advertising

Advertising expense for the three months ended March 31, 2011 was $2.6 million, a $1.8 million, or 225.0%, increase from $0.8 million in 2010. The increase in advertising expense was primarily due to increased television advertising costs in the 2011 quarter related to airtime costs for our “short on cash” marketing campaign.

Other operating expenses

Other operating expenses for the three months ended March 31, 2011 were $13.6 million, representing an increase of $5.5 million, or 67.9%, compared to $8.1 million for the comparable 2010 period. The increase was driven by growth-related increases in costs including legal and accounting fees, recruiting and relocation costs, travel expenses, repossession fees, bank charges, information technology consulting fees and general corporate office expenses.

Interest expense, net, including amortization of debt issuance costs and discount

Interest expense, net, including amortization of debt issuance costs and discount, increased $6.6 million, or 227.6%, to $9.5 million for the three months ended March 31, 2011 from $2.9 million for the comparable 2010 period. We paid the default rate of interest on our term loan during the 2010 quarter during our bankruptcy proceedings. The Company filed for federal bankruptcy protection on April 20, 2009 and exited on April 12, 2010. During the 2011 quarter, we incurred 13.25% interest on our $250 million senior secured notes. Also contributing to the increase was $0.8 million of expense related to the amortization of the senior secured notes debt issuance costs and discount.

Reorganization Items

Reorganization items, consisting of professional fees related to the bankruptcy, decreased $1.9 million for the three months ended March 31, 2011 compared to the same period in 2010 due to the winding down of activities related to the bankruptcy proceeding.

Net Income

As a result of the above factors, net income for the three months ended March 31, 2011 was $29.9 million, an increase of $2.9 million, or 10.7%, compared to $27.0 million for comparable period in 2010.

Liquidity and Capital Resources

Our principal sources of cash are cash on hand and cash flows from operations, supplemented by borrowings from time to time as permitted under the Indenture governing our senior secured notes, or the “Indenture.” Cash and cash equivalents were $94.4 million at March 31, 2011 as compared to $53.6 million at December 31, 2010.

The Indenture limits our ability to incur additional indebtedness. However, we are permitted to obtain a $25 million secured revolving loan facility that would be equal in priority with the senior secured notes. We may also borrow additional funds on an unsecured basis as long as the borrowing does not cause us to maintain less than a 3:1 earnings to fixed charge ratio, as defined in the Indenture. At March 31, 2011, our capacity to incur additional indebtedness under the Indenture was approximately $54 million. We may seek to draw on the additional permitted sources of borrowing in the foreseeable future to continue to facilitate our growth strategy. For a description of our outstanding borrowings, see “Other Indebtedness” below.

Additional covenants in the Indenture restrict, among other things, our ability to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indenture, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries and engage in certain transactions with affiliates. According to these covenants, effective July 1, 2010, general distributions to the sole member are permitted under certain circumstances and are limited based on certain restrictions as defined in the Indenture. At March 31, 2011, the remaining availability of such distributions to our sole member was $8.2 million under the terms of the Indenture (of this amount $2.0 million was distributed to our sole member in April 2011). Such restrictions, together with the highly leveraged nature of the Company and recent disruptions in the credit markets, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

The Indenture requires the Company, in the first quarter of 2012 and each year thereafter, to make “excess cash flow offers” (as defined in the Indenture) to all holders of notes to purchase the maximum principal amount of notes that may be purchased with the lesser of $30.0 million or 75% of excess cash flow (as defined in the Indenture) for the applicable fiscal year.

The Company may occasionally make distributions to the sole member in amounts sufficient to pay some or all of the taxes due on the Company’s items of income, deductions, losses, and credits which have been allocated for reporting on the sole member’s income tax return. The Company anticipates that it will make distributions to the sole member for estimated income taxes for 2011. These distributions are expected to total approximately $55-$60 million. The Company may make future distributions to the sole member in addition to those required for income taxes.

In May 2010, the Internal Revenue Service, or the “IRS,” initiated an examination of the 2008 income tax return of our subsidiary, TitleMax of Georgia, Inc. The examination was expanded to cover all of the Company’s wholly-owned subsidiaries and TitleMax Aviation, Inc., or “Aviation.” The IRS completed its fieldwork and issued its report in April 2011. The resolution of this examination is not expected to have a material impact on the Company’s financial condition, results of operations or cash flow.

In November 2010, the Company acquired an aircraft for $17.5 million that satisfied the requirements of Section 1031 of the Internal Revenue Code to complete the like-kind exchange for an aircraft sold in May 2010. The purchase of the aircraft was funded by notes payable to the sole member. In February 2011, these notes were refinanced into one note payable to the sole member with a principal balance of $17.4 million, due December 2015, and bearing interest at 10% per year.

Cash flows from operating activities

Net cash provided by operating activities was $26.3 million for the three months ended March 31, 2011, a decrease of $9.1 million, or 25.7%, from the comparable 2010 amount of $35.4 million. The decrease in cash provided by operating activities was due to a $2.9 million increase in net income, offset by a $2.3 million decrease in adjustments to reconcile net income to cash provided by operating activities and a $9.8 million decrease in cash from net changes in operating assets and liabilities. The decrease in adjustments to reconcile net income to cash provided by operating activities was driven primarily by the decrease in the provision for loan losses partially offset by an increase in depreciation and amortization. The decrease in cash from changes in operating assets and liabilities was primarily a result of a decrease in accounts payable and accrued expenses, offset by an increase in cash from interest receivable. The increase in cash used by accounts payable and accrued expenses was primarily related to a scheduled interest payment on the senior notes.

Cash flows from investing activities

Net cash provided by investing activities was $17.3 million for the three months ended March 31, 2011, a decrease of $3.0 million, or 14.8%, from the comparable 2010 amount of $20.3 million. The decrease in cash provided by investing activities was attributable to capital expenditures of $8.9 million, which was a $6.5 million increase in the use of cash over the 2010 amount. Of this increase, $4.1 million was related to an ongoing project to upgrade our technology and the remainder was primarily related to managing our store portfolio through remodels or movement of locations, fitting out new stores and installing new signs. In addition, we made a $4.1 million deposit on the Cashback acquisition. Partially offsetting these uses of cash was an increase of $7.6 million in net title loans repaid compared to the 2010 amount. Due to seasonality in our business, first quarter repayments on loans generally exceed cash outflow for new loan originations. This is primarily associated with our customers’ use of cash from tax refunds to repay loans. The increase in the net repayments is a result of the higher loan balance as we entered the 2011 quarter.

Cash flows from financing activities

For the three months ended March 31, 2011, net cash used in financing activities was $2.8 million, a decrease of $0.5 million, or 15.2%, as compared to cash used by financing activities of $3.3 million in the 2010 quarter. Use of cash in the 2010 quarter was higher primarily as a result of a $3.0 million payment on a term loan (the term loan facility was repaid in full with proceeds from the senior secured notes offering in June 2010). There were no principal payments made on our senior secured notes in the 2011 quarter. Partially offsetting this reduction in use of cash was a $1.6 million increase in the amount distributed to our sole member as well as a $0.7 million increase in restricted cash in the 2011 quarter.

Other Indebtedness

As of March 31, 2011, we have one unsecured note payable to a bank, two unsecured notes payable to individuals and three unsecured notes payable to related parties in the amount of $23.3 million in the aggregate. The note payable to a bank is a $0.4 million note payable by Aviation that incurs interest at the prime rate plus 2.0% (5.25% at March 31, 2011). The two unsecured notes payable to individuals have a total principal balance of $0.6 million with interest payable monthly at 16%. These notes have a demand feature that can be exercised by the holders at any time with 30 days notice and may be prepaid at any time without penalty. Included in notes payable to related parties is a $1.5 million note payable to our President and a note payable to our sole member in the amount of $17.4 million in the aggregate. The note payable to our President may only be prepaid upon certain conditions set forth in his employment contract and bears interest at 20%. Also included in notes payable to related parties is a $3.2 million note payable to our sole member. This note is collateralized by an aircraft owned by Aviation and guaranteed by the Company. This note has a fixed interest rate of 6.35% and is payable in monthly installments of $35,000, including interest and principal, with a final payment of $2.1 million due in October 2015.

Management believes that our currently available short-term and long-term capital resources will be sufficient to fund our anticipated cash requirements, including working capital requirements, additional title loans, capital expenditures, scheduled principal and interest payments, payments pursuant to any excess cash flow offers and income tax obligations of our sole member, for at least the next 12 months.

Seasonality

Our business is seasonal due to fluctuating demand for our title loans during the year. Historically, we have experienced our highest demand in the fourth quarter of each fiscal year, with approximately 31% of our annual originations occurring in this period. Also, we have historically experienced a reduction of 9% to 14% in our title loans receivable in the first quarter of each fiscal year, primarily associated with our customers’ receipts of tax refund checks. Accordingly, we typically experience a higher use of cash in the fourth quarter while generating more cash in the first quarter (exclusive of any other capital usage). Due to the seasonality of our business, results of operations for any fiscal quarter are not necessarily indicative of the results of operations that may be achieved for the full fiscal year or any future period.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates, assumptions and judgments relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the U.S. We evaluate these estimates on an ongoing basis. We base these estimates, assumptions and judgments on information currently available to us and on various other factors that we believe are reasonable under the circumstances. Actual results could vary under different estimates, assumptions, judgments or conditions. We believe that the following critical accounting policies affect the more significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2010 in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not have any financial instruments that expose it to material cash flow or earnings fluctuations as a result of market risks.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in a number of active lawsuits, including the legal proceedings discussed below. Due to the uncertainty surrounding the litigation process, except for those matters for which an accrual has been provided, we are unable to reasonably estimate the probability of an unfavorable outcome or the range of loss, if any, at this time in connection with these legal proceedings. While the outcome of many of these matters is currently not determinable, we believe we have meritorious defenses to the claims in these proceedings and that the ultimate cost to resolve these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Unless otherwise disclosed, we are vigorously defending each of these actions. In addition to the legal proceedings discussed below, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business.

We assess the materiality of litigation by reviewing a range of qualitative and quantitative factors. These factors include the size of the potential claims, the merits of our defenses, the likelihood of the plaintiff’s success on the merits, the regulatory environment that could impact such claims and the potential impact that the litigation could have on our business. We evaluate the likelihood of an unfavorable outcome in accordance with the relevant accounting literature. This assessment is subjective, based on the status of the legal proceedings and on consultation with in-house and external legal counsel. The actual outcomes of these proceedings may differ from our assessments.

The Prospectus contained a description of all material pending legal proceedings to which the Company was a party or of which any of their property was the subject as of the date of the Prospectus. Set forth below is a description of those legal proceedings as to which there have been material subsequent developments or status assessments by management.

Nancy Lynch, et al v. EquityAuto Loan, LLC

On March 2, 2010, Nancy Lynch, as plaintiff, filed a putative collection action in the United States District Court for the Southern District of Georgia against EAL. The complaint alleges that EAL violated the Fair Labor Standards Act by failing to provide the plaintiff, and those similarly situated with the plaintiff, with, among other things, overtime compensation. The plaintiff seeks overtime compensation, minimum wages, as well as liquidated damages. EAL denied all of the material allegations in this action, however, the parties reached a full settlement of this action. EAL expects to receive a final order from the court approving settlement within the next 60 days.

Reginald Dwight, et al v. TitleMax of Tennessee, Inc.

On August 6, 2004, Reginald Dwight filed a class action lawsuit in the Circuit Court of Hamilton County, Tennessee against TitleMax of Tennessee, Inc., or “TMT.” The complaint alleges, among other things, that TMT entered into loan agreements which contained interest rates in excess of the maximum rate allowed under Tennessee law. The plaintiffs sought damages allowed under the Tennessee Consumer Protection Act as well as punitive damages. TMT denied all of the material allegations in the action. The parties have agreed to settle this action for $93,000, and on April 12, 2010, the parties notified the bankruptcy court of their agreement to settle this action. The action has been remanded to state court, and the parties expect class settlement administration to begin in the next 60 days.

Mignon Norfolk, et al v. TitleMax of Missouri, Inc.

On February 10, 2011 Mignon Norfolk filed a putative class action lawsuit in the Circuit Court of Jefferson County, Missouri against TitleMax of Missouri, Inc., or “TMM,” and a TMM District Manager. The complaint alleges, among other things, that TMM failed to pay certain employees overtime compensation as required by Missouri law. The plaintiff seeks, among other things, a judgment for an amount equal to plaintiff’s unpaid compensation, as well as liquidated damages. The litigation is currently in its very early stages, and it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this action.

IRS Examination

In May 2010, the Internal Revenue Service (the “IRS”) initiated an examination of the 2008 income tax return of TitleMax of Georgia, Inc. The examination was expanded to cover all of the Company’s wholly-owned subsidiaries and Aviation. The IRS completed its fieldwork and issued its report in April 2011. The resolution of this examination is not expected to have a material impact on the Company’s financial condition, results of operations or cash flow.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to numerous risks and uncertainties described under the heading “Risk Factors” in the Prospectus, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 6. Exhibits

(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Certificate of Formation of TMX Finance LLC dated September 25, 2003 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 3.2	First Amendment to Certificate of Formation of TMX Finance LLC, dated June 18, 2010 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 3.3	Amended and Restated Operating Agreement of TMX Finance LLC, dated June 21, 2010 (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 4.1	Indenture dated June 21, 2010, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank National association as Trustee and Collateral Agent, including the form of 13.25% Senior Secured Note due 2015 and the guarantee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 4.2	Form of Rule 144A Global 13.25% Senior Secured Note due 2015 – filed herewith

Exhibit 4.3	Form of Temporary Regulation S 13.25% Senior Secured Note due 2015 – filed herewith

Exhibit 31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer - filed herewith

Exhibit 31.2	Certification Pursuant to Rule 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer - filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TMX FINANCE LLC
(Registrant)

May 27, 2011	/s/ DONALD E. THOMAS
Donald E. Thomas
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Certificate of Formation of TMX Finance LLC dated September 25, 2003 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 3.2	First Amendment to Certificate of Formation of TMX Finance LLC, dated June 18, 2010 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 3.3	Amended and Restated Operating Agreement of TMX Finance LLC, dated June 21, 2010 (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 4.1	Indenture dated June 21, 2010, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank National association as Trustee and Collateral Agent, including the form of 13.25% Senior Secured Note due 2015 and the guarantee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 4.2	Form of Rule 144A Global 13.25% Senior Secured Note due 2015 – filed herewith

Exhibit 4.3	Form of Temporary Regulation S 13.25% Senior Secured Note due 2015 – filed herewith

Exhibit 31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer - filed herewith

Exhibit 31.2	Certification Pursuant to Rule 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer - filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith