Form 10-Q
period 2011-06-30
TMX Finance LLC
filed 2011-08-15
CIK 1511967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☒ (the registrant has not previously been required to provide financial disclosure in an Interactive Data File format.)

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

TMX FINANCE LLC

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

TMX FINANCE LLC

AND AFFILIATES

Consolidated Balance Sheets

June 30, 2011 (unaudited) and December 31, 2010

(in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$56,257	$53,585

Title loans receivable	379,288	360,325
Allowance for loan losses	(54,327)	(52,048)
Unamortized loan origination costs	1,942	2,139

Title loans receivable, net	326,903	310,416

Interest receivable	25,420	23,435
Property, equipment and aircraft, net	63,362	54,710
Debt issuance costs, net of accumulated amortization of $3,477 and $1,795 as of June 30, 2011 and December 31, 2010	13,718	15,400
Goodwill	5,185	-
Intangible assets, net	140	-
Note receivable from sole member	1,764	1,967
Other assets	15,756	10,818

Total Assets	$508,505	$470,331

Liabilities and Equity
Debt	$248,161	$247,935
Notes payable	5,097	990
Notes payable to related parties	22,089	22,356
Obligations under capital leases	2,087	2,120
Accounts payable and accrued expenses	54,527	55,794

Total Liabilities	331,961	329,195

Commitments and Contingencies
Member’s equity and non-controlling interests:
Total member’s equity (with retained earnings of $167,324 and $130,096 at June 30, 2011 and December 31, 2010, respectively)	183,104	145,876
Non-controlling interests	(6,560)	(4,740)

Total member’s equity and non-controlling interests	176,544	141,136

Total Liabilities and Equity	$508,505	$470,331

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Income (unaudited)

For the Three and Six Months Ended June 30, 2011 and 2010

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest and fee income	$113,732	$90,138	$224,910	$177,425
Provision for loan losses	(21,525)	(11,024)	(27,442)	(20,661)

Net interest and fee income	92,207	79,114	197,468	156,764

Costs, expenses and other:
Salaries and related expenses	38,788	29,471	74,160	55,670
Occupancy costs	11,289	7,953	22,662	16,472
Depreciation and amortization	3,451	2,322	6,368	4,600
Advertising	3,669	1,629	6,311	2,433
Other operating expenses	14,335	10,457	27,896	18,597
Interest, including amortization of debt issuance costs and discount	9,746	4,223	19,248	7,093

Total expenses	81,278	56,055	156,645	104,865

Income from operations before reorganization items	10,929	23,059	40,823	51,899

Reorganization items:
Professional fees	-	1,090	-	2,965
Interest earned on accumulated cash from Chapter 11 proceeding	-	-	-	(3)

Total reorganization items	-	1,090	-	2,962

Net income	10,929	21,969	40,823	48,937
Net loss attributable to non-controlling interests	(1,055)	(264)	(2,041)	(212)

Net income attributable to member’s equity	$11,984	$22,233	$42,864	$49,149

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Cash Flows (unaudited)

For the Six Months Ended June 30, 2011 and 2010

(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$40,823	$48,937
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	27,442	20,661
Depreciation and amortization	6,368	4,600
Amortization of discount, debt issuance and upfront lease costs	1,959	109
Amortization of acquired intangibles	70	-
Loss on disposal of property and equipment	41	264
Changes in assets and liabilities
Interest receivable	(1,985)	(3,621)
Other assets	(4,444)	(726)
Net change in loan origination costs	197	(470)
Accounts payable and accrued expenses	(2,148)	2,548

Net cash provided by operating activities	68,323	72,302

Cash Flows from Investing Activities
Net title loans originated	(41,582)	(29,082)
Acquisition of Cashback Title Loans, Inc.	(6,420)	-
Purchase of property and equipment	(15,019)	(4,917)
Proceeds from sale of aircraft held for sale, net of selling expenses	-	12,700
Receipt of payments on note receivable from sole member	203	-
Cash from consolidation of variable interest entities	1,794	-

Net cash used in investing activities	(61,024)	(21,299)

Cash Flows from Financing Activities
Repayments of term loan, net	-	(151,000)
Proceeds from senior secured notes	-	247,695
Change in restricted cash	(975)	1,546
Proceeds from notes payable	2,225	-
Repayments of notes payable and capital leases	(317)	(17,371)
Payments of structuring fees and debt issuance costs	-	(17,080)
Proceeds from contributions to consolidated variable interest entities	76	-
Proceeds from sole member contributions	-	420
Distributions to sole member	(5,636)	(63,183)

Net cash (used in) provided by financing activities	(4,627)	1,027

Net increase in cash and cash equivalents	2,672	52,030
Cash and cash equivalents at beginning of period	53,585	27,008

Cash and cash equivalents at end of period	$56,257	$79,038

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(1)	Nature of Business, Principles of Consolidation, Use of Estimates, Basis of Presentation and Significant Accounting Policies

Nature of Business

TMX Finance LLC and affiliates (collectively, the “Company”) is a consumer finance company that originates and services automobile title loans through 692 title-lending stores in 12 states as of June 30, 2011. Affiliates include wholly-owned subsidiaries and consolidated variable interest entities (“VIEs”) as described below. The parent company, TMX Finance LLC, changed its name from TitleMax Holdings, LLC to TMX Finance LLC effective June 21, 2010. In 577 stores, the Company operates as TitleMax; in 111 stores, the Company uses a TitleBucks brand. The Company offers a second-lien automobile product in Georgia under the EquityAuto Loan brand, with operations conducted within 120 TitleMax stores and through 4 standalone stores. Title loans receivable in Georgia, Alabama, Tennessee, Mississippi, Texas, Florida and Nevada consist principally of 30-day title loan contracts collateralized by used motor-vehicles owned by the consumers in those states. In South Carolina, Missouri, Illinois and Arizona, title loans receivable consist of 24-month title loans with payments of principal and interest due on a monthly basis. In Virginia, title loans receivable consist of 12-month title loans with payments of principal and interest due on a monthly basis. Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment: consumer financial services.

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

Principles of Consolidation

The Company is associated with TitleMax Aviation, Inc. (“Aviation”) and TitleMax Construction, LLC (“Construction”), which the Company has determined are VIEs. Aviation is owned by the sole member of TMX Finance LLC and has two aircraft and related debt. Both aircraft are used in the business. The Company and certain subsidiaries guarantee certain debt of Aviation. Construction is owned by the sole member and directly handles the store improvement work for TMX Finance LLC and its subsidiaries. Aviation and Construction are VIEs and non-controlling interests for which the Company is the primary beneficiary; therefore these entities have been consolidated.

The Company conducts business in Texas through a wholly-owned subsidiary (TitleMax of Texas, Inc.) registered as a Credit Services Organization (“CSO”) under Texas law. In connection with operating as a CSO, TitleMax of Texas, Inc. entered into credit services organization agreements (“CSO Agreements”) with three third-party lenders (the “CSO Lenders”). The CSO Agreements govern the terms by which the Company performs underwriting services and refers customers in Texas to the CSO Lenders for a possible extension of a loan. The Company processes loan applications and commits to reimburse the CSO Lenders for any loans or related fees that are not collected from those customers. Two of the CSO Lenders operate on an exclusive basis and the Company has determined that they are VIEs of which the Company is the primary beneficiary. Therefore, the Company has consolidated these in 2011. The consolidation of these VIEs in 2011 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The other CSO Lender operates on a non-exclusive basis and the Company has determined that it is a VIE of which the Company is not the primary beneficiary.

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

Loan Losses

Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses. All title loans receivable are evaluated collectively for impairment. Factors used in assessing the overall adequacy of the allowance and the resulting provision for loan losses include loan loss experience, contractual delinquency of title loans receivable, the value of underlying collateral, economic and other qualitative considerations and management’s judgment. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. The Company’s average loan size is between $1,000 and $1,100. The Company charges-off an account when the customer is 61 days contractually past due. Charge-offs on title loans receivable are equal to the loan balance less an estimated amount of recovery. The provision for loan losses for the second quarter of 2011 was impacted by a change in our estimation method for the allowance for loan losses to include a seasonality factor. The provision for loan losses for the second quarter of 2011 was approximately $6 million higher than it would have been under the method used in 2010, and the provision for loan losses for the first quarter of 2011 was approximately $6 million lower than it would have been under the method used in 2010. This change in estimation method is a non-cash change in estimate that does not impact the year-to-date results through June 30, 2011, and which will not impact the full year results. This change constitutes a change in accounting estimate, which is appropriately reflected currently in the consolidated financial statements.

Goodwill and Intangible Assets

Goodwill and indefinite-life intangible assets acquired in a business combination are recorded using the acquisition method of accounting and are tested for impairment annually, or sooner when circumstances indicate an impairment may exist. The first step of the impairment test is to compare the estimated fair value of the reporting unit to its carrying value. If the fair value is less than the carrying value, then a second step is performed to determine the fair value of goodwill and the amount of impairment loss, if any. In addition, intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or circumstances indicate the carrying value may not be fully recoverable.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies stated in the Company’s audited financial statements for the year ended December 31, 2010 and should be read in conjunction with the notes to those consolidated financial statements. These statements have also been prepared in accordance with the instructions to Form 10-Q and generally accepted accounting principles for interim financial information. The consolidated balance sheet data as of December 31, 2010 were derived from the Company’s audited financial statements. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been included. Results for any interim period are not necessarily indicative of the results for the entire year.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(1)	Nature of Business, Principles of Consolidation, Use of Estimates, Basis of Presentation and Significant Accounting Policies (continued)

Significant Accounting Policies

The following is a description of significant accounting policies used in preparing the unaudited consolidated financial statements that supplement the significant accounting policies described in Note 1 to our audited consolidated financial statements.

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

While the Company’s tax status and income tax elections remain in effect, the Company may occasionally make distributions to its sole member in amounts sufficient for him to pay some or all of the taxes due on the Company’s items of income, deductions, losses, and credits which have been allocated for reporting on the sole member’s income tax return. The Company anticipates making distributions to its sole member to pay calendar 2011 federal and state income taxes. These distributions are expected to total approximately $35-$40 million and will be made no later than the due date of the taxes in April 2012. The Company may make future distributions to its sole member in addition to those required for income taxes.

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

Recent Accounting Standards

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2010-28 to modify step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform step 2 of the impairment test if it is more likely than not that a goodwill impairment exits, considering any adverse qualitative factors. The Company adopted the provisions of this guidance in 2011 with no material impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04 to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between accounting principles generally accepted in the United States of America and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(2)	Credit Quality Information and Allowance for Losses on Title Loans Receivable

The Company utilizes a variety of underwriting criteria to specifically monitor the performance of its title loans receivable and maintains an allowance at a level estimated to be adequate to absorb loan losses inherent in the portfolio. The portfolio includes all title loans, both short-term single payment loans and multi-payment installment loans. The allowance for losses on title loans receivable offsets the outstanding title loan receivable amounts in the consolidated balance sheets.

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

Delinquency experience of title loans receivable was as follows:

(in thousands)	June 30, 2011	December 31, 2010
1-30 days past due	$40,692	$36,278
31-60 days past due	8,617	7,512

Total past due	49,309	43,790
Current	329,979	316,535

Total	$379,288	$360,325

Title loans receivable on the consolidated balance sheets is net of unearned interest and fees of $1.9 million and $1.1 million as of June 30, 2011 and December 31, 2010, respectively.

Accrual of interest and fee income on title loans receivable is discontinued when no payment has been received for 35 days or more. The accrual of income is not resumed until the account is less than 5 days past due on a contractual basis, at which time management considers collectability to be probable. Title loans receivable in non-accrual status were as follows:

(in thousands)	June 30, 2011	December 31, 2010
Nonaccrual loans	$34,764	$31,887

Changes in the allowance for loan losses for were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Beginning balance	$45,432	$40,234	$52,048	$40,280
Provision for loan losses	21,525	11,024	27,442	20,661
Charge-offs	(18,350)	(13,559)	(38,023)	(28,699)
Recoveries	5,720	3,902	12,860	9,359

Ending balance	$54,327	$41,601	$54,327	$41,601

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(3)	Property, Equipment and Aircraft

Property, equipment and aircraft consisted of the following:

(in thousands)	June 30, 2011	December 31, 2010
Leasehold improvements	$35,021	$30,758
Aircraft	23,125	23,101
Signs	14,357	12,516
Furniture and fixtures	13,022	10,427
Assets not placed in service	2,611	7,408
Computers and software	20,209	9,459
Assets under capital leases	2,240	2,240
Vehicles	308	284
Building	120	120
Land	30	30

Subtotal	111,043	96,343
Accumulated depreciation and amortization	(47,681)	(41,633)

Net property, equipment and aircraft	$63,362	$54,710

(4)	Guarantees

Aircraft

The sole member has a note payable to a finance company originating from the purchase of an aircraft. The note payable is unconditionally and absolutely guaranteed by the Company. The note payable is collateralized by a security interest in the aircraft and requires performance under the guarantee if there is a default on the note payable and the collateral and sole member’s guarantee are not sufficient to pay the entire amount of the note. The maximum potential amount of future, undiscounted payments for the note is $4.1 million. The current carrying amount of the related liability at June 30, 2011 is $3.2 million.

Senior Secured Notes

As of June 30, 2011, TMX Finance LLC and its wholly-owned subsidiary, TitleMax Finance Corporation, as co-issuers (the “Issuers”), had outstanding $250 million aggregate principal amount of 13.25% senior secured notes due 2015 (the “Notes”). The Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Issuers’ existing and future domestic restricted subsidiaries, other than immaterial subsidiaries. The Notes are secured by first-priority liens on substantially all of the Issuers’ assets and require performance under the guarantee if there is a default on the bonds. Under this guarantee, the maximum potential amount of future, undiscounted payments is $399.1 million. The current carrying amount of the related liability at June 30, 2011 is $248.2 million.

CSO Agreement

Under the terms of the CSO Agreement with a non-exclusive third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. In certain cases, the lender sells the related loans and the Company’s obligation to reimburse for the full amount of the loans and certain related fees that are not collected from the customers extends to the purchaser. Under this guarantee, the maximum potential amount of future, undiscounted payments is approximately $0.9 million. The value of the related liability at June 30, 2011 is $0.1 million and is included in accounts payable and accrued expenses on the consolidated balance sheet and other operating expenses on the consolidated statement of income.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

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

The incremental (decrease) increase in the reported value of these awards of $(0.4) million, $0.7 million, $2.1 million and $3.8 million are included in salaries and related expenses in the consolidated statements of income for the three and six months ended June 30, 2011 and 2010, respectively. The total calculated values of $10.3 million and $9.7 million are included in accounts payable and accrued expenses in the consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively.

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

The following table presents the repossessed assets value carried on the consolidated balance sheet by level within the fair value hierarchy (as described above) for which a nonrecurring change in fair value has been recorded:

(in thousands)	Total	Active Markets For Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
Repossessed assets – June 30, 2011	$4,001	$-	$-	$4,001	$1,105
Repossessed assets – December 31, 2010	$3,251	$-	$-	$3,251	$971

The fair value of repossessed assets was determined based on comparable recent sales and adjusted for various factors, including age of the vehicle and known changes in the market and in the collateral.

The Company’s financial instruments consist primarily of cash and cash equivalents, title loans receivable, notes receivable, notes payable and the Notes. For all such instruments, other than the Notes, the carrying amounts in the consolidated financial statements approximate their fair values. Title loans receivable are originated at prevailing market rates. Given the short-term nature of these loans, they are continually repriced at current market rates.

The fair values of notes payable are estimated based on rates currently available for debt with similar terms and remaining maturities. The fair value of the Notes is based on the market yield on the Company’s July 2011 private placement of an additional $60 million aggregate principal amount of Notes. The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$56,257	$56,257	$53,585	$53,585
Restricted cash	1,725	1,725	750	750
Title loans receivable, net	326,903	326,903	310,416	310,416
Note receivable from sole member	1,764	1,764	1,967	1,967
Senior secured notes, net	248,161	286,448	247,935	293,718
Notes payable	5,097	5,097	990	990
Notes payable to related parties	22,089	22,089	22,356	22,356

(7)	Related Party Transactions

The Company leases the corporate office from Parker-Young, LLC (“PY”) and various retail spaces from TY Investments, LLC (“TYI”) and certain employees. PY is 50% owned by the sole member and Chief Executive Officer of the Company. TYI is wholly-owned by the sole member. Rental payments paid to these entities for operating leases amounted to approximately $208,000 and $415,000 for the three and six months ended June 30, 2011, and $190,000 and $388,000 for the three and six months ended June 30, 2010, respectively.

The Company also leases several retail spaces under capital lease agreements from certain employees with total payments of approximately $20,000 and $40,000 for the three and six months ended June 30, 2011, and $33,000 and $67,000 for the three and six months ended June 30, 2010, respectively. The terms of the agreements are 15 years.

Interest expense on notes payable to related parties totaled $560,000 and $1.1 million for the three and six months ended June 30, 2011, and $545,000 and $746,000 for the three and six months ended June 30, 2010, respectively.

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

(9)	Notes Payable

As of June 30, 2011, the Company’s consolidated CSO Lenders have a total of $4.1 million of notes payable to third parties. One consolidated CSO Lender issued three notes due in April 2012, bearing interest at 15% and secured by the assets of the consolidated CSO Lenders. These notes allow the consolidated CSO Lender to take one or more draws up to a total maximum principal of $3.2 million. As of June 30, 2011, a total of approximately $2.2 million was drawn under these notes. The other consolidated CSO Lender issued an unsecured note in the amount of $1.9 million that bears interest at 6% and is due in May 2012. The note has an automatic annual renewal provision with a 1% increase in the interest rate with each renewal.

(10)	Acquisition

In May 2011, the Company closed on an asset purchase agreement with Cashback Title Loans, Inc. (“Cashback”) in which the Company acquired all the title loans and assumed operating leases related to 19 Cashback locations in Nevada for an aggregate cash purchase price of $6.8 million. The seller of Cashback is the sole member of one of the Company’s consolidated CSO Lenders. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values. The Company is in the process of completing a valuation of the assets acquired and liabilities assumed, therefore the allocation of the purchase price is subject to adjustment. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date.

The purchase price has been allocated as follows:

(in thousands)
Title loans receivable, net	$2,275
Goodwill	5,185
Customer relationships	210
Unfavorable leaseholds	(850)

Total purchase price	$6,820

Goodwill was determined based on the residual difference between the purchase price and the value assigned to tangible and intangible assets and liabilities. This transaction’s resulting goodwill is reflective of the fact that it furthers the Company’s growth strategy as it expands the Company’s number of stores and provides a presence in a new market. The customer relationships will be amortized over six months. Amortization of the customer relationships intangible asset totaled $0.1 million during the three months ended June 30, 2011 and is included in other operating expenses on the consolidated statement of income.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(11)	Goodwill and Intangible Assets

Goodwill and intangible assets as of June 30, 2011 consist of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization:
Customer relationships	$210	$(70)	$140
Intangibles not subject to amortization:
Goodwill			$5,185

During the three and six months ended June 30, 2011 and 2010, there was no impairment of goodwill or intangible assets.

(12)	Guarantor Condensed Consolidating Financial Statements

The payment of principal and interest on the Notes is guaranteed by the wholly-owned subsidiaries of the Issuers other than immaterial subsidiaries (the “Subsidiary Guarantors”). It is not guaranteed by Construction, Aviation, or the Company’s consolidated CSO Lenders (the “Non-Guarantor Subsidiaries”). The separate financial statements of the Subsidiary Guarantors are not included herein because the Subsidiary Guarantors are the Company’s wholly-owned consolidated subsidiaries and are jointly, severally, fully and unconditionally liable for the obligations represented by the Notes. The Company believes that the consolidating financial information for the Issuers, the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries provide information that is more meaningful in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors.

The following consolidating financial statements present consolidating financial data for the Issuers, the combined Subsidiary Guarantors, the combined Non-Guarantor Subsidiaries, and an elimination column for adjustments to arrive at the information for the Company on a consolidated basis as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010. Investments in subsidiaries are accounted for by the Company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(12)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Balance Sheet

June 30, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$53,794	$2,463	$-	$56,257
Title loans receivable	-	376,591	2,697	-	379,288
Allowance for loan losses	-	(54,327)	-	-	(54,327)
Unamortized loan origination costs	-	1,942	-	-	1,942

Title loans receivable, net	-	324,206	2,697	-	326,903

Interest receivable	-	25,395	25	-	25,420
Property, equipment and aircraft, net	-	41,978	21,384	-	63,362
Debt issuance costs, net of accumulated amortization	13,718	-	-	-	13,718
Goodwill	-	5,185	-	-	5,185
Intangible assets, net	-	140	-	-	140
Note receivable from sole member	1,764	-	-	-	1,764
Other assets	12	14,607	1,999	(862)	15,756
Investment in affiliates	434,194	-	-	(434,194)	-

Total Assets	$449,688	$465,305	$28,568	$(435,056)	$508,505

Liabilities and Equity
Debt	$248,161	$-	$-	$-	$248,161
Notes payable	571	-	4,526	-	5,097
Notes payable to related parties	1,464	-	20,625	-	22,089
Obligations under capital leases	-	2,087	-	-	2,087
Accounts payable and accrued expenses	15,290	38,095	2,393	(1,251)	54,527

Total Liabilities	265,486	40,182	27,544	(1,251)	331,961

Total member’s equity and non-controlling interests	184,202	425,123	1,024	(433,805)	176,544

Total Liabilities and Equity	$449,688	$465,305	$28,568	$(435,056)	$508,505

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(12)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Balance Sheet

December 31, 2010

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$53,585	$-	$-	$53,585
Title loans receivable	-	360,325	-	-	360,325
Allowance for loan losses	-	(52,048)	-	-	(52,048)
Unamortized loan origination costs	-	2,139	-	-	2,139

Title loans receivable, net	-	310,416	-	-	310,416

Interest receivable	-	23,435	-	-	23,435
Property, equipment and aircraft, net	-	32,765	21,945	-	54,710
Debt issuance costs, net of accumulated amortization	15,400	-	-	-	15,400
Other assets	14	9,484	1,320	-	10,818
Note receivable from sole member	1,967	-	-	-	1,967
Investment in affiliates	398,838	-	-	(398,838)	-

Total Assets	$416,219	$429,685	$23,265	$(398,838)	$470,331

Liabilities and Equity
Debt	$247,935	$-	$-	$-	$247,935
Notes payable	571	-	419	-	990
Notes payable to related parties	1,464	-	20,892	-	22,356
Obligations under capital leases	-	2,120	-	-	2,120
Accounts payable and accrued expenses	17,483	37,049	1,262	-	55,794

Total Liabilities	267,453	39,169	22,573	-	329,195

Total member’s equity and non-controlling interests	148,766	390,516	692	(398,838)	141,136

Total Liabilities and Equity	$416,219	$429,685	$23,265	$(398,838)	$470,331

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(12)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Three Months Ended June 30, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$-	$113,708	$24	$-	$113,732
Provision for loan losses	-	(21,135)	(390)	-	(21,525)
Aircraft service revenue	-	-	320	(320)	-

Net interest and fee income and aircraft service revenue	-	92,573	(46)	(320)	92,207

Costs, expenses and other:
Salaries and related expenses	-	38,713	75	-	38,788
Occupancy costs	-	11,226	63	-	11,289
Other operating expenses	105	21,294	376	(320)	21,455
Interest, including amortization of debt issuance costs and discount	9,053	198	495	-	9,746

Total expenses	9,158	71,431	1,009	(320)	81,278

Net (loss) income before equity in income of affiliates	(9,158)	21,142	(1,055)	-	10,929
Equity in income from affiliates	21,142	-	-	(21,142)	-

Net income (loss)	$11,984	$21,142	$(1,055)	$(21,142)	$10,929

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(12)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Three Months Ended June 30, 2010

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$-	$90,138	$-	$-	$90,138
Provision for loan losses	-	(11,024)	-	-	(11,024)
Aircraft service revenue	-	-	150	(150)	-

Net interest and fee income and aircraft service revenue	-	79,114	150	(150)	79,114

Costs, expenses and other:
Salaries and related expenses	-	29,420	51	-	29,471
Occupancy costs	-	7,916	37	-	7,953
Other operating expenses	1,149	13,136	273	(150)	14,408
Interest, including amortization of debt issuance costs and discount	4,148	22	53	-	4,223

Total expenses	5,297	50,494	414	(150)	56,055

(Loss) income from continuing operations before reorganization items	(5,297)	28,620	(264)	-	23,059
Reorganization items::
Professional fees and other	-	1,090	-	-	1,090

Net (loss) income before equity in income from affiliates	(5,297)	27,530	(264)	-	21,969
Equity in income from affiliates	27,530	-	-	(27,530)	-

Net income (loss)	$22,233	$27,530	$(264)	$(27,530)	$21,969

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(12)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Six Months Ended June 30, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$-	$224,882	$28	$-	$224,910
Provision for loan losses	-	(27,052)	(390)	-	(27,442)
Aircraft service revenue	-	-	962	(962)	-

Net interest and fee income and aircraft service revenue	-	197,830	600	(962)	197,468

Costs, expenses and other:
Salaries and related expenses	-	73,995	165	-	74,160
Occupancy costs	-	22,530	132	-	22,662
Other operating expenses	180	40,017	1,340	(962)	40,575
Interest, including amortization of debt issuance costs and discount	18,152	92	1,004	-	19,248

Total expenses	18,332	136,634	2,641	(962)	156,645

Net (loss) income before equity in income from affiliates	(18,332)	61,196	(2,041)	-	40,823
Equity in income from affiliates	61,196	-	-	(61,196)	-

Net income (loss)	$42,864	$61,196	$(2,041)	$(61,196)	$40,823

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(12)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Six Months Ended June 30, 2010

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$-	$177,425	$-	$-	$177,425
Provision for loan losses	-	(20,661)	-	-	(20,661)
Aircraft service revenue	-	-	578	(578)	-

Net interest and fee income and aircraft service revenue	-	156,764	578	(578)	156,764

Costs, expenses and other:
Salaries and related expenses	-	55,554	116	-	55,670
Occupancy costs	-	16,406	66	-	16,472
Other operating expenses	1,149	24,564	495	(578)	25,630
Interest, including amortization of debt issuance costs and discount	6,934	46	113	-	7,093

Total expenses	8,083	96,570	790	(578)	104,865

(Loss) income from continuing operations before reorganization items	(8,083)	60,194	(212)	-	51,899
Reorganization items::
Professional fees and other	-	2,962	-	-	2,962

Net (loss) income before equity in income from affiliates	(8,083)	57,232	(212)	-	48,937
Equity in income from affiliates	57,232	-	-	(57,232)	-

Net income (loss)	$49,149	$57,232	$(212)	$(57,232)	$48,937

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(12)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(18,615)	$87,570	$(632)	$68,323

Cash Flows from Investing Activities
Net title loans originated	-	(38,674)	(2,818)	(41,582)
Acquisition of Cashback Title Loans, Inc.	-	(6,420)	-	(6,420)
Purchase of property and equipment	-	(14,969)	(50)	(15,019)
Cash from consolidation of variable interest entities	-	-	1,794	1,794
Receipt of payments on note receivable to sole member	203	-	-	203
Net activity with affiliates	18,412	(20,564)	2,152	-

Net cash provided by (used in) investing activities	18,615	(80,717)	1,078	(61,024)

Cash Flows from Financing Activities
Change in restricted cash	-	(975)	-	(975)
Proceeds from notes payable	-	-	2,225	2,225
Repayments of notes payable and capital leases	-	(33)	(284)	(317)
Proceeds from contributions to consolidated variable interest entities	-	-	76	76
Distributions to sole member	-	(5,636)	-	(5,636)

Net cash (used in) provided by financing activities	-	(6,644)	2,017	(4,627)

Net increase in cash and cash equivalents	-	209	2,463	2,672
Cash and cash equivalents at beginning of period	-	53,585	-	53,585

Cash and cash equivalents at end of period	$-	$53,794	$2,463	$56,257

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(12)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Six Months Ended June 30, 2010

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(7,252)	$79,655	$(101)	$72,302

Cash Flows from Investing Activities
Net title loans originated	-	(29,082)	-	(29,082)
Purchase of property and equipment	-	(4,917)	-	(4,917)
Proceeds from sale of aircraft held for sale, net of selling expenses	-	-	12,700	12,700
Net activity with affiliates	(69,162)	66,536	2,626	-

Net cash (used in) provided by investing activities	(69,162)	32,537	15,326	(21,299)

Cash Flows from Financing Activities
Repayments of term loan, net	(151,000)	-	-	(151,000)
Proceeds from senior secured notes	247,695	-	-	247,695
Change in restricted cash	-	1,546	-	1,546
Repayments of notes payable and capital leases	(3,201)	(28)	(14,142)	(17,371)
Payments of structuring fees and debt issuance costs	(17,080)	-	-	(17,080)
Proceeds from sole member contributions	-	-	420	420
Distributions to sole member	-	(63,183)	-	(63,183)

Net cash provided by (used in) financing activities	76,414	(61,665)	(13,722)	1,027

Net increase in cash and cash equivalents	-	50,527	1,503	52,030
Cash and cash equivalents at beginning of period	-	27,008	-	27,008

Cash and cash equivalents at end of period	$-	$77,535	$1,503	$79,038

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(13)	Subsequent Events

In July 2011, TitleMax of Nevada, Inc. and TitleMax of Missouri, Inc. (collectively, the “buyers”) closed on an asset purchase agreement with Mid-America Credit, Inc., Midwest General Finance Corp. and Rainbow Loan Company (collectively the “Sellers”) in which the buyers acquired all the title loans related to 8 locations in Missouri and 6 locations in Nevada. The Sellers assigned to the buyers all leases related to the 14 locations and the buyers acquired all related furniture and fixtures. The purchase price was $1.6 million.

On July 22, 2011, the Issuers closed on the issuance of $60 million aggregate principal amount of their 13.25% senior secured notes due 2015 (the “2011 Notes”). The 2011 Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside of the United States in compliance with Regulation S under the Securities Act. The 2011 Notes were issued with terms identical to the Company’s previously issued and outstanding $250 million aggregate principal amount of Notes and at a $4.2 million premium, which resulted in gross proceeds to the Company of $64.2 million. In connection with the issuance and sale of the 2011 Notes, the Issuers and the guarantors entered into a Registration Rights Agreement dated July 22, 2011 with the representative of the initial purchasers of the 2011 Notes. Pursuant to the Registration Rights Agreement, the Issuers are obligated to file a registration statement with respect to an offer to exchange the 2011 Notes for substantially similar notes of the Issuers that are registered under the Securities Act or, in certain circumstances, to register the resale of the 2011 Notes. The registered exchange notes, if and when issued, will have terms identical to the 2011 Notes except that their issuance will have been registered under the Securities Act. If the Issuers fail to satisfy these and other obligations contained in the Registration Rights Agreement, they will be obligated to make additional payments of interest to the holders of the 2011 Notes as described in the Registration Rights Agreement.

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

Such forward-looking statements involve substantial risks and uncertainties. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize or should underlying assumptions prove inaccurate, actual results could vary materially from past results and from anticipated, estimated or projected results. Our prospectus dated April 25, 2011 related to our notes exchange offer, or the “Prospectus”, which is set forth in our registration statement on Form S-4 (No. 333-172244), describes in the section captioned “Risk Factors” various important factors that could cause actual results to differ materially from projected and historical results. We incorporate that section into this filing, and you should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such factors to be a complete set of all potential risks or uncertainties.

Forward-looking statements are only as of the date they are made, and we do not intend to update our forward-looking statements unless we are required to do so under applicable law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q and 8-K and other reports to the SEC.

Executive Summary

We are a privately-owned automobile title-lending company with 692 company-owned stores in the states of Georgia, Alabama, South Carolina, Tennessee, Missouri, Illinois, Mississippi, Texas, Virginia, Florida, Arizona and Nevada as of June 30, 2011. We serve individuals who generally have limited access to consumer credit from banks, thrift institutions, credit card lenders and other traditional sources of consumer credit. We provide our customers with access to loans secured by a lien on the customers’ automobiles while allowing the customers to retain use of the vehicles during the term of the loans. As of June 30, 2011, we served more than 320,000 customers and had approximately $379.3 million in title loans receivable. We believe that we are the largest automobile title lender in the United States based on title loans receivable.

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

During the six months ended June 30, 2011, we continued to execute our growth strategy and opened or acquired 99 new stores. We opened 49 stores in Texas after completing software development efforts necessary to enable us to do business in the state. In addition, we entered Nevada, Arizona and Florida by acquiring and opening 18 stores in Las Vegas, opening 6 stores in Tucson and opening 1 store in Pensacola. We opened the remaining stores in existing markets.

For the three months ended June 30, 2011, the Company had revenues of approximately $113.7 million, an increase of $23.6 million, and net income of approximately $10.9 million, a decrease of $11.1 million, from the corresponding results for the same period in 2010. For the six months ended June 30, 2011, the Company had revenues of approximately $224. million, an increase of $47.5 million, and net income of approximately $40.8 million, a decrease of $8.1 million, from the corresponding results for the same period in 2010. Our strategy has enabled consistent growth throughout the Company’s history that has included fluctuating market conditions. The contraction of consumer credit that began in the fourth quarter of 2008 has led to higher average loan volumes for our stores, which continues to improve the Company’s financial results.

For the three and six months ended June 30, 2011, due in part to the addition of the new stores discussed above, we experienced a decline in net income when compared to the same period in 2010. We believe the Company’s earnings will continue to be impacted by growth related increases in costs until late 2011 when we expect profit from new stores to begin to offset some of the costs. In addition, our results for the first two quarters of 2011 were impacted by a change in our estimation method for the allowance for loan losses to include a seasonality factor. The provision for loan losses for the second quarter of 2011 was approximately $6 million higher than it would have been under the method used in 2010, and the provision for loan losses for the first quarter of 2011 was approximately $6 million lower than it would have been under the method used in 2010. This change in estimation method is a non-cash change in estimate that does not impact the year to date results through June 30, 2011, and which will not impact the full year results. Net charge-offs through June 30, 2011 are consistent with historical trends and are estimated to be slightly less than net-charge-offs for the same period in 2010.

Regulatory Environment

The industry in which we operate is subject to strict state and federal laws and regulations, as well as local rules and regulations (such as zoning ordinances and rules related to permit licensing). For example, the Dallas, Texas, City Council recently passed an ordinance that would restrict extensions of consumer credit by title lenders within the city limits by, among other things, linking maximum allowable loan size to 3 percent of a consumer’s gross annual income, mandating a 25 percent principal reduction requirement on refinances or renewals, and limiting the term of a loan to no more than four months. Changes in applicable laws and regulations governing consumer protection, lending practices and other aspects of our business could have a significant adverse impact on our business, liquidity, capital resources, net sales or revenues or income from continuing operations, and ability to service our debt obligations.

Federal, state or local legislative or regulatory actions could negatively impact us by, for example:

•	imposing limits on annual percentage rates on consumer loan transactions;

•	prohibiting cash advances and similar services;

•	imposing zoning restrictions limiting areas in which we can open new stores; and

•	requiring that we obtain special use permits for the operation of our business in certain areas.

Any of the above actions could result in a decrease in demand for our services which could decrease fee and interest income accordingly, as well as decrease demand for employees and stores, and possibly affect our need for additional capital resources. Moreover, similar actions by states in which we do not currently operate could limit our opportunities to pursue our growth strategies.

In some cases we believe regulatory changes have resulted in a constriction of the availability of unsecured credit for consumers with poor or no credit history (for example, the Card Accountability Responsibility and Disclosure Act of 2009, which, among other things, disallowed the issuance of a credit card to anyone under 21 without a co-signer or proof of ability to repay and also curtailed the amount of fees that banks can assess on cardholders). The Company believes that this constriction in available sources of credit has resulted in, and will continue to result in, an increased demand for our services, which has produced a corresponding growth in our fee and interest income, as well as an increase in our need for employees and opportunities for opening new stores.

Although regulatory uncertainties are outside of our control, the Company will continue to monitor legislative activity closely and attempt to mitigate the risk by expanding our geographic footprint to new states as well as expanding the types of products we offer (such as our introduction of a second lien product).

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

The following table reflects our results as measured by these KPIs:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Originations	$158,294	$116,318	$258,750	$191,325
Average originations per store	229	209	374	343
Total title loans receivable	379,288	292,659	379,288	292,659
Average title loans receivable per store	548	525	548	525
Net charge-offs as a percent of originations	8.0%	8.3%	9.7%	10.1%

Same-Store Interest and Fee Income

One of the common measures of performance in the retail industry is a comparison of performance metrics on a same-store basis between periods. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. The following summarizes the Company’s same-store interest and fee income:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Interest and fee income	$111,367	$89,414	$221,670	$176,351
Interest and fee income growth	24.6%	26.1%	25.7%	27.1%
Number of stores	557	545	557	545

The increase in same-store interest and fee income was due to increased title loan receivable balances.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Interest and fee income

Interest and fee income was $113.7 million for the three months ended June 30, 2011, an increase of $23.6 million, or 26.2%, compared to $90.1 million for the comparable 2010 period. The increase is primarily due to strong same-store performance as customers turned more to title lending because of a contraction of credit from other sources. Same-store interest and fee income increased 24.6% for the three months ended June 30, 2011 compared to the same period in 2010. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. Interest and fee income also was higher in the three months ended June 30, 2011 due to the contribution of approximately $2.4 million from stores open less than 13 months. There were no store openings in the three months ended June 30, 2010 and no material interest and fee income from stores open less than 13 months in 2010.

Provision for loan losses

Our provision for loan losses was $21.5 million for the three months ended June 30, 2011 compared to $11.0 million in the comparable 2010 period, representing an increase of $10.5 million, or 95.5%. The allowance for loan losses is based on loan loss experience, contractual delinquency of title loans receivable, the value of underlying collateral, economic and other qualitative considerations and management’s judgment. As a percent of title loans receivable, the allowance for loan losses was 14.3% and 14.4% at June 30, 2011 and December 2010, respectively. Net charge-offs as a percent of originations decreased to 8.0% for the 2011 quarter from 8.4% for the comparable period in 2010 due to our collection processes, continuous internal compliance reviews and incentive-based compensation plans, which take charge-offs into consideration and are designed to monitor and limit loan losses. In addition, our provision for loan losses for the second quarter of 2011 was impacted by a change in our estimation method for the allowance for loan losses to include a seasonality factor. The provision for loan losses for the second quarter of 2011 was approximately $6 million higher than it would have been under the method used in 2010, and the provision for loan losses for the first quarter of 2011 was approximately $6 million lower than it would have been under the method used in 2010. This change in estimation method is a non-cash change in estimate that does not impact the year to date results through June 30, 2011, and will not impact the full year results.

Costs, expenses and other

Salaries and related expenses

Salaries and related expenses increased by $9.3 million, or 31.5%, to $38.8 million for the three months ended June 30, 2011 compared to $29.5 million for the comparable 2010 period. This expense increased approximately $9.3 million due to growth-related increases in headcount. The headcount increases were primarily related to operational personnel necessary to service the higher volume of loans and as a result of opening new stores. Also contributing to the increase was higher corporate headcount, primarily in the areas of information technology, recruiting and real estate and construction. In addition, a significant portion of our employees’ compensation is incentive-based, which increased $2.5 million due to higher profitability at the store, district and regional levels. These increases were partially offset by $2.5 million less expense in the 2011 quarter related to a phantom stock award held by an officer of the Company as compared to the 2010 quarter.

Occupancy costs

Occupancy costs were $11.3 million for the three months ended June 30, 2011, an increase of $3.3 million, compared to $8.0 million for the same period in 2010. This increase was primarily due to an increase in rent, related utilities and maintenance costs associated with opening new stores as well as expanding corporate office space.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2011 was $3.5 million compared to $2.3 million in the comparable 2010 period, an increase of $1.2 million, or 52.2%. The increase was primarily attributable to remodeling and relocating stores, fitting out new stores, expanding corporate office space and the acquisition of an aircraft in the fourth quarter of 2010. Also contributing to the increase was depreciation expense related to an upgrade to our proprietary loan system, which was placed in service in the second quarter of 2011.

Advertising

Advertising expense for the three months ended June 30, 2011 was $3.7 million, a $2.1 million increase from $1.6 million in the comparable 2010 period. The increase in advertising expense was primarily due to increased television advertising costs in the 2011 quarter related to airtime costs for our “short on cash” marketing campaign.

Other operating expenses

Other operating expenses for the three months ended June 30, 2011 were $14.3 million, representing an increase of $3.8 million, or 36.2%, compared to $10.5 million for the comparable 2010 period. The increase was primarily driven by growth-related increases in costs including recruiting and relocation costs, charitable contributions, professional fees, travel expenses, expense associated with guaranteeing loans under our Credit Service Organization, or “CSO,” arrangements in Texas, repossession fees, general corporate office expenses and sales and use taxes.

Interest expense, net, including amortization of debt issuance costs and discount

Interest expense, net, including amortization of debt issuance costs and discount, increased $5.5 million, or 131.0%, to $9.7 million for the three months ended June 30, 2011 from $4.2 million for the comparable 2010 period. We paid the default rate of interest on our term loan during the 2010 quarter during our bankruptcy proceedings. The Company filed for federal bankruptcy protection on April 20, 2009 and exited on April 12, 2010. During the 2010 quarter, we also incurred 13.25% interest on our $250 million senior secured notes from the date of issuance on June 21, 2010 through June 30, 2010. During the 2011 quarter our senior secured notes were outstanding for the entire quarter so we incurred a full quarter of interest. Also contributing to the increase was $0.9 million of expense related to the amortization of the senior secured notes debt issuance costs and discount.

Reorganization Items

Reorganization items, consisting of professional fees related to the bankruptcy, decreased $1.1 million for the three months ended June 30, 2011 compared to the same period in 2010 due to the winding down of activities related to the bankruptcy proceeding. On June 16, 2011 the final Chapter 11 decree closing the bankruptcy case was signed and filed with the court.

Net Income

As a result of the above factors, net income for the three months ended June 30, 2011 was $10.9 million, a decrease of $11.1 million compared to $22.0 million for comparable period in 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Interest and fee income

Interest and fee income was $224.9 million for the six months ended June 30, 2011, an increase of $47.5 million, or 26.8%, compared to $177.4 million for the comparable 2010 period. The increase is primarily due to strong same-store performance as customers turned more to title lending because of a contraction of credit from other sources. Same-store interest and fee income increased 25.7% for the six months ended June 30, 2011 compared to the same period in 2010. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. Interest and fee income also was higher in the six months ended June 30, 2011 due to the contribution of approximately $3.2 million from stores open less than 13 months. There were no store openings in the six months ended June 30, 2010 and no material interest and fee income from stores open less than 13 months in the 2010 period.

Provision for loan losses

Our provision for loan losses was $27.4 million for the six months ended June 30, 2011 compared to $20.7 million in the comparable 2010 period, representing an increase of $6.7 million, or 32.4%. The provision normally trends with changes in title loans receivable as we maintain an adequate allowance for loan losses. The allowance for loan losses is based on loan loss experience, contractual delinquency of title loans receivable, the value of underlying collateral, economic and other qualitative considerations and management’s judgment. As a percent of title loans receivable, the allowance for loan losses was 14.3% and 14.4% at June 30, 2011 and December 2010, respectively. Net charge-offs as a percent of originations decreased to 9.7% for the six months ended June 30, 2011 from 10.1% for the comparable period in 2010 due to our collection processes, continuous internal compliance reviews and incentive-based compensation plans, which take charge-offs into consideration and are designed to monitor and limit loan losses.

Costs, expenses and other

Salaries and related expenses

Salaries and related expenses increased by $18.5 million, or 33.2%, to $74.2 million for the six months ended June 30, 2011 compared to $55.7 million for the comparable 2010 period. This expense increased approximately $14.9 million due to growth-related increases in headcount. The headcount increases were primarily related to operational personnel necessary to service the higher volume of loans and as a result of opening new stores. Also contributing to the increase was higher corporate headcount, primarily in the areas of information technology, recruiting and real estate and construction. In addition, a significant portion of our employees’ compensation is incentive-based, which increased $6.6 million due to higher profitability at the store, district and regional levels. These increases were partially offset by $3.1 million less in the 2011 period related to a phantom stock award held by an officer of the Company as compared to the same period in 2010.

Occupancy costs

Occupancy costs were $22.7 million for the six months ended June 30, 2011, an increase of $6.2 million, compared to $16.5 million for the same 2010 period. This increase was primarily due to an increase in rent, related utilities and maintenance costs associated with opening new stores as well as expanding corporate office space.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2011 was $6.4 million compared to $4.6 million in the comparable 2010 period, an increase of $1.8 million, or 39.1%. The increase was primarily attributable to remodeling and relocating stores, fitting out new stores, expanding corporate office space and the acquisition of an aircraft in the fourth quarter of 2010. In addition, contributing to the increase was depreciation expense related to an upgrade to our proprietary loan system, which was placed in service in the second quarter of 2011.

Advertising

Advertising expense for the six months ended June 30, 2011 was $6.3 million, a $3.9 million increase from $2.4 million in 2010. The increase in advertising expense was primarily due to increased television advertising costs in the 2011 quarter related to airtime costs for our “short on cash” marketing campaign.

Other operating expenses

Other operating expenses for the six months ended June 30, 2011 were $27.9 million, representing an increase of $9.3 million, or 50.0%, compared to $18.6 million for the comparable 2010 period. The increase was primarily driven by growth-related increases in costs including recruiting and relocation costs, professional fees, travel expenses, repossession fees, charitable contributions, general corporate office expenses, expense associated with guaranteeing loans under our CSO arrangements in Texas, bank charges and sales and use taxes.

Interest expense, net, including amortization of debt issuance costs and discount

Interest expense, net, including amortization of debt issuance costs and discount, increased $12.1 million, or 170.4%, to $19.2 million for the six months ended June 30, 2011 from $7.1 million for the comparable 2010 period. We paid the default rate of interest on our term loan during the 2010 quarter during our bankruptcy proceedings. During the 2010 period, we also incurred 13.25% interest on our $250 million senior secured notes from the date of issuance on June 21, 2010 through June 30, 2010. During the six months ended June 30, 2011 our senior secured notes were outstanding for the entire six months so we incurred interest for the entire period. Also contributing to the increase was $1.9 million of expense related to the amortization of the senior secured notes debt issuance costs and discount.

Reorganization Items

Reorganization items, consisting of professional fees related to the bankruptcy, decreased $3.0 million for the six months ended June 30, 2011 compared to the same period in 2010 due to the winding down of activities related to the bankruptcy proceeding. On June 16, 2011 the final Chapter 11 decree closing the bankruptcy case was signed and filed with the court.

Net Income

As a result of the above factors, net income for the six months ended June 30, 2011 was $40.8 million, a decrease of $8.1 million compared to $48.9 million for comparable period in 2010.

Liquidity and Capital Resources

Our principal sources of cash are cash on hand and cash flows from operations, supplemented by borrowings from time to time as permitted under the indenture governing our senior secured notes, or the “Indenture.” Cash and cash equivalents were $56.3 million at June 30, 2011 as compared to $53.6 million at December 31, 2010.

The Indenture limits our ability to incur additional indebtedness. However, we are permitted to obtain a $25 million secured revolving loan facility that would be equal in priority with the senior secured notes. We may also borrow additional funds on an unsecured basis as long as the borrowing does not cause us to maintain less than a 3:1 earnings to fixed charge ratio, as defined in the Indenture. We may seek to draw on the additional permitted sources of borrowing in the foreseeable future to continue to facilitate our growth strategy. For a description of our outstanding borrowings, see “Other Indebtedness.”

On July 22, 2011, TMX Finance LLC and TitleMax Finance Corporation, or the “Issuers”, closed on the issuance of $60 million aggregate principal amount of their 13.25% senior secured notes due 2015, or the “2011 Notes.” The 2011 Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, or the “Securities Act,” and to non-U.S. persons outside of the United States in compliance with Regulation S under the Securities Act. The 2011 Notes were issued with terms substantially identical to the terms of the $250 million aggregate principal amount of the Issuers’ previously issued senior secured notes and at a $4.2 million premium, which resulted in gross proceeds to the Issuers of $64.2 million. The issuance of the 2011 Notes used substantially all of the available borrowing capacity under the Indenture based on the 3:1 earnings to fixed charge ratio, as defined in the Indenture. For further information see Part II, Item 5, “Other Information” in this report.

Additional covenants in the Indenture restrict, among other things, our ability to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indenture, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, engage in certain transactions with affiliates and make distributions to our sole member. Such restrictions, together with the highly leveraged nature of the Company and recent disruptions in the credit markets, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

To the extent permitted by the Indenture, the Company expects to make periodic distributions to the sole member in amounts sufficient for him to pay some or all of the taxes due on the Company’s items of income, deductions, losses, and credits which have been allocated for reporting on the sole member’s income tax return. At June 30, 2011, the remaining availability of permitted distributions to our sole member was $5.8 million under the terms of the Indenture. The Company anticipates that it will make distributions to the sole member for estimated income taxes for 2011 totaling approximately $35-$40 million. The Company may make future distributions to the sole member in addition to those required for income taxes.

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

Cash flows from operating activities

Net cash provided by operating activities was $68.3 million for the six months ended June 30, 2011, a decrease of $4.0 million, or 5.5%, from the comparable 2010 amount of $72.3 million. The decrease in cash provided by operating activities was due to an $8.1 million decrease in net income, offset by a $10.1 million increase in adjustments to reconcile net income to cash provided by operating activities and a $6.0 million decrease in cash from net changes in operating assets and liabilities. The increase in adjustments to reconcile net income to cash provided by operating activities was driven primarily by the increase in the provision for loan losses and depreciation and amortization. The decrease in cash from changes in operating assets and liabilities was primarily a result of a decrease in accounts payable and accrued expenses and more cash used in other assets. The increase in cash used by other assets was primarily attributable to higher security deposits, prepaid rent and inventory related to opening new stores.

Cash flows from investing activities

Net cash used in investing activities was $61.0 million for the six months ended June 30, 2011, representing an increase of $39.7 million, or 186.4%, from the comparable 2010 amount of $21.3 million cash used in investing activities. The higher use of cash in investing activities was primarily attributable to the increase in loans originated. Also contributing to the higher use of cash was capital expenditures of $15.0 million, which was a $10.1 million increase in the use of cash over the 2010 amount. Of this increase, $4.9 million was related to an ongoing project to upgrade our technology and the remainder was primarily related to managing our store portfolio through remodels or movement of locations, fitting out new stores and installing new signs. In addition, $6.4 million of the increase in cash used for investing activities was used for the Cashback acquisition. These increases were partially offset by $1.8 million of cash provided by our consolidation for financial reporting purposes of two of our three third-party lenders under our CSO arrangements (the “CSO Lenders”). The 2010 amount benefited $12.7 million from cash provided by the sale of an aircraft in May 2010.

Cash flows from financing activities

For the six months ended June 30, 2011, net cash used in financing activities was $4.6 million, representing a decrease in cash flow of $5.6 million, or 560.0%, as compared to cash provided by financing activities of $1.0 million in the 2010 period. The cash provided by financing activities in the 2010 period was the result of the net proceeds from the issuance of $250 million of our senior secured notes, less the $151 million repayment of our term loan previously outstanding. The use of cash in the 2011 period was primarily related to distributions to our sole member and payments on notes payable and capital leases, partially offset by cash from the issuance of notes payable.

Other Indebtedness

As of June 30, 2011 we have $27.2 million of notes payable in the aggregate, consisting of one unsecured note payable to a bank, two unsecured notes payable to individuals, three unsecured notes payable to related parties and four notes payable to individuals issued by our two consolidated CSO Lenders. The note payable to a bank is a $0.4 million note payable by Aviation that incurs interest at the prime rate plus 2.0% (5.25% at June 30, 2011). The two unsecured notes payable to individuals have a total principal balance of $0.6 million with interest payable monthly at 16%. These notes have a demand feature that can be exercised by the holders at any time with 30 days notice and may be prepaid at any time without penalty. Included in notes payable to related parties is a $1.5 million note payable to our President and a note payable to our sole member in the amount of $17.4 million in the aggregate. The note payable to our President may only be prepaid upon certain conditions set forth in his employment contract and bears interest at 20%. Also included in notes payable to related parties is a $3.2 million note payable to our sole member. This note is collateralized by an aircraft owned by Aviation and guaranteed by the Company. This note has a fixed interest rate of 6.35% and is payable in monthly installments of $35,000, including interest and principal, with a final payment of $2.1 million due in October 2015. In 2011, the Company’s consolidated CSO Lenders issued a total of $4.1 million in four notes payable to third parties. One consolidated CSO Lender issued three notes due in April 2012, bearing interest at 15% and secured by the assets of the CSO Lender. These notes allow the CSO Lender to take one or more draws up to a total maximum principal of $3.2 million. As of June 30, 2011, a total of $2.2 million was drawn under these notes. The other consolidated CSO Lender issued an unsecured note in the amount of $1.9 million that bears interest at 6% and is due in May 2012. The note has an automatic annual renewal provision with a 1% increase in the interest rate with each renewal.

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

Seasonality

Our business is seasonal due to fluctuating demand for our title loans during the year. Historically, we have experienced our highest demand in the fourth quarter of each fiscal year, with approximately 31% of our annual originations occurring in this period. Also, we have historically experienced a reduction of 9% to 14% in our title loans receivable in the first quarter of each fiscal year, primarily associated with our customers’ receipts of income tax refund checks. Accordingly, we typically experience a higher use of cash in the fourth quarter while generating more cash in the first quarter (exclusive of any other capital usage). Due to the seasonality of our business, results of operations for any fiscal quarter are not necessarily indicative of the results of operations that may be achieved for the full fiscal year or any future period.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates, assumptions and judgments relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the U.S., or “GAAP.” We evaluate these estimates on an ongoing basis. We base these estimates, assumptions and judgments on information currently available to us and on various other factors that we believe are reasonable under the circumstances. Actual results could vary under different estimates, assumptions, judgments or conditions. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s audited consolidated financial statements for the year ended December 31, 2010 in our Form S-4 Registration Statement (No. 333-172244), or the “Form S-4” filed with the SEC.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or the “FASB,” issued ASU No. 2010-28 to modify step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform step 2 of the impairment test if it is more likely than not that a goodwill impairment exits, considering any adverse qualitative factors. The Company adopted the provisions of this guidance in 2011 with no material impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04 to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not have any financial instruments that expose it to material cash flow or earnings fluctuations as a result of market risks.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Form S-4 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 contain a description of all material pending legal proceedings to which the Company was a party or of which any of its property was the subject as of their respective dates. Set forth below is a description of those legal proceedings as to which there have been material subsequent developments or status assessments by management.

IRS Examination

In May 2010, the IRS initiated an examination of the 2008 income tax return of TitleMax of Georgia, Inc. The examination was expanded to cover all of the Company’s wholly-owned subsidiaries and Aviation. The IRS completed its fieldwork and issued its report in April 2011. The resolution of this examination is not expected to have a material impact on the Company’s financial condition, results of operations or cash flow.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to numerous risks and uncertainties described under the heading “Risk Factors” in the Form S-4, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 5. Other Information

On July 22, 2011, TMX Finance LLC and TitleMax Finance Corporation, as the “Issuers,” issued and sold $60 million aggregate principal amount of 13.25% Senior Secured Notes due 2015, or the “2011 Notes,” pursuant to a Purchase Agreement dated July 19, 2011 between them, the guarantors named therein and Jefferies & Company, Inc., as representative of the several initial purchasers named therein. The 2011 Notes were offered and sold solely to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2011 Notes were issued at a $4.2 million premium, which resulted in gross proceeds to the Issuers of $64.2 million. The proceeds from the sale of the Notes will be used for general corporate purposes.

The 2011 Notes were issued pursuant to the Indenture dated as of June 21, 2010 between the Issuers, the guarantors named therein and Wells Fargo Bank, National Association, as trustee. The 2011 Notes constitute part of the same series of notes as the $250 million aggregate principal amount of the Issuers’ 13.25% Senior Secured Notes due 2015 issued pursuant to the Indenture on June 21, 2010, which we refer to as the “2010 Notes,” and holders of the 2011 Notes and holders of the 2010 Notes vote as one class under the Indenture. The 2011 Notes have the same terms as the 2010 Notes except that the 2010 Notes have been registered under the Securities Act whereas the 2011 Notes have registration rights and related additional interest terms and are subject to transfer restrictions until completion of the exchange offer described below. Additionally, because the 2010 Notes are treated as “contingent payment debt instruments,” the 2011 Notes and the 2010 Notes are not fungible for U.S. federal income tax purposes and the 2011 Notes do not trade as a single class with, or have the same CUSIP number as, the 2010 Notes. We sometimes refer to the 2011 Notes and the 2010 Notes collectively as the “Notes.”

The Notes will mature on July 15, 2015. Interest on the Notes is payable on July 15 and January 15 of each year, beginning, in the case of the 2011 Notes, on January 15, 2012. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Issuers’ existing and future domestic restricted subsidiaries, other than immaterial subsidiaries. The Notes and the guarantees are secured by first priority liens on substantially all of the Issuers’ and the guarantors’ assets, subject to certain exceptions. The Notes and the guarantees rank senior in right of payment to all of the Issuers’ and the guarantors’ existing and future subordinated indebtedness and equal in right of payment with all of the Issuers’ and the guarantors’ existing and future senior indebtedness. The Notes are subject to optional redemption prior to maturity as described in the Indenture, and the Issuers may be required to purchase Notes pursuant to the excess cash flow offer, change of control offer and asset sale offer terms described in the Indenture. The Notes and the Indenture contain customary events of default, including failure to pay principal or interest on the Notes when due.

In connection with the issuance and sale of the 2011 Notes, the Issuers and the guarantors entered into a Registration Rights Agreement dated July 22, 2011 with the representative of the initial purchasers of the 2011 Notes. Pursuant to the Registration Rights Agreement, the Issuers are obligated to file a registration statement with respect to an offer to exchange the 2011 Notes for substantially similar notes of the Issuers that are registered under the Securities Act or, in certain circumstances, to register the resale of the 2011 Notes. The registered exchange notes, if and when issued, will have terms identical to the 2011 Notes except that their issuance will have been registered under the Securities Act. If the Issuers fail to satisfy these and other obligations contained in the Registration Rights Agreement, they will be obligated to make additional payments of interest to the holders of the 2011 Notes as described in the Registration Rights Agreement.

The form of Rule 144A 2011 Notes, the Purchase Agreement and the Registration Rights Agreement are filed as exhibits to this report. The descriptions of the 2011 Notes, the Purchase Agreement and the Registration Rights Agreement are qualified in their entirety by the complete text of such notes and agreements, which are incorporated by reference herein.

Item 6. Exhibits

(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Certificate of Formation of TMX Finance LLC dated September 25, 2003 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 3.2	First Amendment to Certificate of Formation of TMX Finance LLC, dated June 18, 2010 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 3.3	Amended and Restated Operating Agreement of TMX Finance LLC, dated June 21, 2010 (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 4.1	Indenture dated June 21, 2010, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank National association as Trustee and Collateral Agent, including the form of 13.25% Senior Secured Note due 2015 and the guarantee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 4.2	Form of Registered Global 13.25% Senior Secured Note due 2015 – filed herewith

Exhibit 4.3	Form of 2011 Rule 144A Global 13.25% Senior Secured Note due 2015 – filed herewith

Exhibit 4.4	Registration Rights Agreement, dated July 22, 2011, among TMX Finance LLC, TitleMax Finance Corporation and Jefferies & Company, Inc. as Representative of the Initial Purchasers named therein – filed herewith

Exhibit 10.1	Purchase Agreement, dated July 19, 2011, among TMX Finance LLC, TitleMax Finance Corporation and Jefferies & Company, Inc. as Representative of the Initial Purchasers named therein – filed herewith

Exhibit 31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification Pursuant to Rule 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith

Exhibit 101

Interactive Data Files:

(i) Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 (unaudited) and June 30, 2010 (unaudited); (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 (unaudited) and June 30, 2010 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited) — submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TMX FINANCE LLC
(Registrant)

August 15, 2011	/s/ DONALD E. THOMAS
Donald E. Thomas
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Certificate of Formation of TMX Finance LLC dated September 25, 2003 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 3.2	First Amendment to Certificate of Formation of TMX Finance LLC, dated June 18, 2010 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 3.3	Amended and Restated Operating Agreement of TMX Finance LLC, dated June 21, 2010 (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 4.1	Indenture dated June 21, 2010, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank National association as Trustee and Collateral Agent, including the form of 13.25% Senior Secured Note due 2015 and the guarantee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 4.2	Form of Registered Global 13.25% Senior Secured Note due 2015 – filed herewith

Exhibit 4.3	Form of 2011 Rule 144A Global 13.25% Senior Secured Note due 2015 – filed herewith

Exhibit 4.4	Registration Rights Agreement, dated July 22, 2011, among TMX Finance LLC, TitleMax Finance Corporation and Jefferies & Company, Inc. as Representative of the Initial Purchasers named therein – filed herewith

Exhibit 10.1	Purchase Agreement, dated July 19, 2011, among TMX Finance LLC, TitleMax Finance Corporation and Jefferies & Company, Inc. as Representative of the Initial Purchasers named therein – filed herewith

Exhibit 31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – filed herewith

Exhibit 31.2	Certification Pursuant to Rule 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith

Exhibit 101

Interactive Data Files:

(i) Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 (unaudited) and June 30, 2010 (unaudited); (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 (unaudited) and June 30, 2010 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited) — submitted herewith pursuant to Rule 406T