Form 10-Q
period 2011-09-30
TMX Finance LLC
filed 2011-11-14
CIK 1511967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

TMX FINANCE LLC

AND AFFILIATES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

TMX FINANCE LLC

AND AFFILIATES

Consolidated Balance Sheets

September 30, 2011 (unaudited) and December 31, 2010

(in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$70,904	$53,585

Title loans receivable	428,755	360,325
Allowance for loan losses	(61,489)	(52,048)
Unamortized loan origination costs	2,510	2,139

Title loans receivable, net	369,776	310,416

Interest receivable	27,501	23,435
Property, equipment and aircraft, net	66,158	54,710
Debt issuance costs, net of accumulated amortization of $4,437 and $1,795 as of September 30, 2011 and December 31, 2010	15,023	15,400
Goodwill	6,065	-
Intangible assets, net	170	-
Note receivable from sole member	1,658	1,967
Other assets	18,064	10,818

Total Assets	$575,319	$470,331

Liabilities and Equity
Debt	$312,271	$247,935
Notes payable	8,195	990
Notes payable to related parties	22,033	22,356
Obligations under capital leases	2,070	2,120
Accounts payable and accrued expenses	44,675	55,794

Total Liabilities	389,244	329,195

Commitments and Contingencies
Member’s equity and non-controlling interests:
Total member’s equity (with retained earnings of $177,251 and $130,096 at September 30, 2011 and December 31, 2010, respectively)	193,032	145,876
Non-controlling interests	(6,957)	(4,740)

Total member’s equity and non-controlling interests	186,075	141,136

Total Liabilities and Equity	$575,319	$470,331

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Income (unaudited)

For the Three and Nine Months Ended September 30, 2011 and 2010

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest and fee income	$133,666	$102,471	$358,576	$279,896
Provision for loan losses	(31,073)	(18,672)	(58,515)	(39,333)

Net interest and fee income	102,593	83,799	300,061	240,563

Costs, expenses and other:
Salaries and related expenses	39,661	30,760	113,821	86,430
Occupancy costs	12,452	9,085	35,114	25,557
Depreciation and amortization	3,652	2,488	10,020	7,088
Advertising	4,119	1,400	10,430	3,833
Other operating expenses	14,666	10,136	42,562	28,733
Interest, including amortization of debt issuance costs, premium and discount	11,443	9,389	30,691	16,482

Total expenses	85,993	63,258	242,638	168,123

Income from operations before reorganization items	16,600	20,541	57,423	72,440

Reorganization items:
Professional fees	-	1,268	-	4,233
Interest earned on accumulated cash from Chapter 11 proceeding	-	-	-	(3)

Total reorganization items	-	1,268	-	4,230

Net income	16,600	19,273	57,423	68,210
Net income (loss) attributable to non-controlling interests	(396)	(126)	(2,437)	(338)

Net income attributable to member’s equity	$16,996	$19,399	$59,860	$68,548

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2011 and 2010

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$57,423	$68,210
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	58,515	39,333
Depreciation and amortization	10,020	7,088
Amortization of discount, premium, debt issuance and upfront lease costs	2,960	1,213
Amortization of acquired intangibles	130	-
Net loss on disposal of property and equipment	70	279
Changes in assets and liabilities
Interest receivable	(4,066)	(5,450)
Other assets	(5,862)	(539)
Net change in loan origination costs	(371)	(907)
Accounts payable and accrued expenses	(12,017)	11,128

Net cash provided by operating activities	106,802	120,355

Cash Flows from Investing Activities
Net title loans originated	(114,347)	(71,180)
Payments for acquisitions, net of cash acquired	(8,032)	-
Purchase of property and equipment	(21,496)	(8,508)
Proceeds from sale of aircraft held for sale, net of selling expenses	-	12,700
Receipt of payments on note receivable from sole member	309	-
Cash from consolidation of variable interest entities	1,794	-

Net cash used in investing activities	(141,772)	(66,988)

Cash Flows from Financing Activities
Repayments of term loan, net	-	(151,000)
Proceeds from senior secured notes	64,200	247,695
Change in restricted cash	(1,950)	1,521
Proceeds from notes payable	5,330	-
Repayments of notes payable and capital leases	(397)	(17,445)
Payments of debt issuance costs	(2,265)	(17,195)
Proceeds from contributions to consolidated variable interest entities	76	-
Proceeds from sole member contributions	-	420
Distributions to sole member	(12,705)	(64,512)

Net cash provided by (used in) financing activities	52,289	(516)

Net increase in cash and cash equivalents	17,319	52,851
Cash and cash equivalents at beginning of period	53,585	27,008

Cash and cash equivalents at end of period	$70,904	$79,859

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(1)	Nature of Business, Seasonality, Principles of Consolidation, Basis of Presentation, Use of Estimates and Significant Accounting Policies

Nature of Business

TMX Finance LLC and affiliates (collectively, the “Company”) is a consumer finance company that originates and services automobile title loans through 728 title-lending stores in 12 states as of September 30, 2011. Affiliates include wholly-owned subsidiaries and consolidated variable interest entities (“VIEs”) as described below. The parent company, TMX Finance LLC, changed its name from TitleMax Holdings, LLC to TMX Finance LLC effective June 21, 2010. In 608 stores, the Company operates as TitleMax; in 116 stores, the Company uses a TitleBucks brand. The Company offers a second-lien automobile product in Georgia under the EquityAuto Loan brand, with operations conducted within 122 TitleMax stores and through 4 standalone stores. Title loans receivable in Georgia, Alabama, Tennessee, Mississippi, Texas, Florida and Nevada consist principally of 30-day title loan contracts collateralized by used motor-vehicles owned by the consumers in those states. In South Carolina, Missouri, Illinois and Arizona, title loans receivable consist of 24-month title loans with payments of principal and interest due on a monthly basis. In Virginia, title loans receivable consist of 12-month title loans with payments of principal and interest due on a monthly basis. Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment: consumer financial services.

Seasonality

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

Principles of Consolidation

The Company is associated with TitleMax Aviation, Inc. (“Aviation”) and TitleMax Construction, LLC (“Construction”), which the Company has determined are VIEs. Aviation is owned by the sole member of TMX Finance LLC and has three aircraft and related debt. The aircraft are used by the Company to conduct its business. The Company and certain subsidiaries guarantee certain debt of Aviation. Construction is owned by the sole member and directly handles the store improvement work for TMX Finance LLC and its subsidiaries. Aviation and Construction are VIEs and non-controlling interests of which the Company is the primary beneficiary; therefore these entities have been consolidated.

The Company conducts business in Texas through a wholly-owned subsidiary (TitleMax of Texas, Inc.) registered as a Credit Services Organization (“CSO”) under Texas law. In connection with operating as a CSO, TitleMax of Texas, Inc. entered into credit services organization agreements (“CSO Agreements”) with three third-party lenders (the “CSO Lenders”). The CSO Agreements govern the terms by which the Company performs underwriting services and refers customers in Texas to the CSO Lenders for a possible extension of a loan. The Company processes loan applications and commits to reimburse the CSO Lenders for any loans or related fees that are not collected from those customers. Two of the CSO Lenders operate on an exclusive basis, and the Company has determined that they are VIEs of which the Company is the primary beneficiary. Therefore, the Company has consolidated these VIEs in 2011. The consolidation of these VIEs in 2011 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The other CSO Lender operates on a non-exclusive basis, and the Company has determined that it is a VIE of which the Company is not the primary beneficiary.

The consolidated financial statements include the accounts of TMX Finance LLC, its wholly-owned subsidiaries, and its consolidated VIEs. All significant intercompany transactions and balances have been eliminated in consolidation.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(1)	Nature of Business, Seasonality Principles of Consolidation, Basis of Presentation, Use of Estimates and Significant Accounting Policies (continued)

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

Significant Accounting Policies

The following is a description of significant accounting policies used in preparing the unaudited consolidated financial statements that supplement the significant accounting policies described in Note 1 to the audited consolidated financial statements.

Loan Losses

Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses. All title loans receivable are evaluated collectively for impairment. Factors used in assessing the overall adequacy of the allowance and the resulting provision for loan losses include loan loss experience, contractual delinquency of title loans receivable, the value of underlying collateral, economic and other qualitative considerations and management’s judgment. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. The Company’s average loan size is about $1,200. The Company charges-off an account when the customer is 61 days contractually past due. Charge-offs on title loans receivable are equal to the loan balance less an estimated amount of recovery.

Goodwill and Intangible Assets

Goodwill and indefinite-life intangible assets acquired in a business combination are recorded using the acquisition method of accounting and are tested for impairment annually, or sooner when circumstances indicate an impairment may exist. In testing for impairment, the Company first assesses qualitative factors as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The first step of the impairment test, if necessary, is to compare the estimated fair value of the reporting unit to its carrying value. If the fair value is less than the carrying value, then a second step is performed to determine the fair value of goodwill and the amount of impairment loss, if any. In addition, intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or circumstances indicate the carrying value may not be fully recoverable.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(1)	Nature of Business, Seasonality Principles of Consolidation, Basis of Presentation, Use of Estimates and Significant Accounting Policies (continued)

Income Taxes and Distributions

The Company, with the consent of its sole member, elected in prior years to be taxed under sections of the federal and state income tax laws which provide that, in lieu of corporate income taxes, the sole member separately accounts for items of income, deductions, losses and credits. The consolidated financial statements generally do not include a provision for income taxes as long as these elections remain in effect. Certain subsidiaries operate in states that impose an entity-level tax that is a percentage of income.

While the Company’s tax status and income tax elections remain in effect, the Company may occasionally make distributions to its sole member in amounts sufficient for him to pay some or all of the taxes due on the Company’s items of income, deductions, losses, and credits which have been allocated for reporting on the sole member’s income tax return. The Company anticipates making distributions to its sole member to pay calendar 2011 federal and state income taxes. These distributions are expected to total approximately $33 to $35 million and will be made no later than the due date of the taxes in April 2012. The Company may make future distributions to its sole member in addition to those required for income taxes.

Recent Accounting Standards

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28 to modify the first step of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity must assess whether it is more likely than not that goodwill impairment exists. When qualitative factors exist that indicate goodwill is more likely than not impaired, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test when the carrying amount of the reporting unit is zero or negative. The Company adopted the provisions of this guidance in 2011 with no material impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08 to simplify the testing of goodwill for impairment. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under ASU 2011-08, the two-step goodwill impairment test is not required unless the more-likely-than-not threshold is met. The Company early adopted the provisions of this guidance in 2011 with no impact on the Company’s financial position, results of operations or cash flows.

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

Delinquency experience of title loans receivable was as follows:

(in thousands)	September 30, 2011	December 31, 2010
1-30 days past due	$45,836	$36,278
31-60 days past due	11,508	7,512

Total past due	57,344	43,790
Current	371,411	316,535

Total	$428,755	$360,325

Title loans receivable on the consolidated balance sheets is net of unearned interest and fees of $2.3 million and $1.1 million as of September 30, 2011 and December 31, 2010, respectively.

Accrual of interest and fee income on title loans receivable is discontinued when no payment has been received for 35 days or more. The accrual of income is not resumed until the account is less than 5 days past due on a contractual basis, at which time management considers collectability to be probable. Title loans receivable in non-accrual status were as follows:

(in thousands)	September 30, 2011	December 31, 2010
Nonaccrual loans	$44,629	$31,887

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Beginning balance	$54,327	$41,601	$52,048	$40,280
Provision for loan losses	31,073	18,672	58,515	39,333
Charge-offs	(30,409)	(19,534)	(68,433)	(48,233)
Recoveries	6,498	4,808	19,359	14,167

Ending balance	$61,489	$45,547	$61,489	$45,547

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(3)	Property, Equipment and Aircraft

Property, equipment and aircraft consisted of the following:

(in thousands)	September 30, 2011	December 31, 2010
Leasehold improvements	$37,348	$30,758
Aircraft	23,288	23,101
Signs	15,159	12,516
Furniture and fixtures	13,727	10,427
Assets not placed in service	2,916	7,408
Computers and software	22,347	9,459
Assets under capital leases	2,240	2,240
Vehicles	327	284
Building	-	120
Land	-	30

Subtotal	117,352	96,343
Accumulated depreciation and amortization	(51,194)	(41,633)

Net property, equipment and aircraft	$66,158	$54,710

In August 2011, the Company sold a building and land related to one store in Missouri. The Company leased back the store from the purchaser. The gain on this transaction was approximately $33,000 and is being recognized over the life of the lease.

(4)	Guarantees

Aircraft

The sole member and Chief Executive Officer of the Company has a note payable to a finance company originating from the purchase of an aircraft. The note payable is unconditionally and absolutely guaranteed by the Company. The note payable is collateralized by a security interest in the aircraft and requires performance under the guarantee if there is a default on the note payable and the collateral and sole member’s guarantee are not sufficient to pay the entire amount of the note. The maximum potential amount of future, undiscounted payments for the note is $3.9 million. The current carrying amount of the related liability at September 30, 2011 is $3.1 million.

Senior Secured Notes

As of September 30, 2011, TMX Finance LLC and its wholly-owned subsidiary, TitleMax Finance Corporation, as co-issuers (the “Issuers”), had outstanding $310 million aggregate principal amount of 13.25% senior secured notes due 2015 (the “Notes”). The Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Issuers’ existing and future domestic restricted subsidiaries, other than immaterial subsidiaries. The Notes are secured by first-priority liens on substantially all of the Issuers’ assets and require performance under the guarantee if there is a default on the bonds. Under this guarantee, the maximum potential amount of future, undiscounted payments is $474.3 million. The current carrying amount of the related liability at September 30, 2011 is $312.3 million.

CSO Agreement

Under the terms of the CSO Agreement with a non-exclusive third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. In certain cases, the lender sells the related loans, and the Company’s obligation to reimburse for the full amount of the loans and certain related fees that are not collected from the customers extends to the purchaser. Under this guarantee, the maximum potential amount of future, undiscounted payments is approximately $3.0 million. The value of the related liability at September 30, 2011 is approximately $0.4 million and is included in accounts payable and accrued expenses on the consolidated balance sheet and other operating expenses on the consolidated statement of income.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(5)	Phantom Stock Award

An officer of the Company had an employment agreement which included an equity option. On June 1, 2010, the terms of the officer’s employment were amended to replace the equity option with a phantom stock award. The phantom stock award was fully vested on the date of grant and expires on December 31, 2011. The officer has the right to receive a cash payment from the Company equal to the difference, if positive, obtained by subtracting $2 million from 3% of the fair value of the Company, based on an agreed-upon calculation. The calculation is equal to 3.2 multiplied by the consolidated earnings before interest, taxes, depreciation and amortization of the Company and its wholly-owned subsidiaries for the calendar year ended immediately prior to the commencement of the month in which the payment event occurs. Payment of the phantom stock award will be made in 12 equal monthly installments beginning no later than 30 days after December 31, 2011.

The incremental (decreases) increases in the reported value of this award of $(0.2) million, $0.5 million, $1.7 million and $5.5 million are included in salaries and related expenses in the consolidated statements of income for the three and nine months ended September 30, 2011 and 2010, respectively. The total calculated values of $10.1 million and $9.7 million are included in accounts payable and accrued expenses in the consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively.

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

The following table presents the repossessed assets value carried on the consolidated balance sheet by level within the fair value hierarchy (as described above) for which a nonrecurring change in fair value has been recorded:

(in thousands)	Total	Active Markets For Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
Repossessed assets – September 30, 2011	$4,745	$-	$-	$4,745	$1,678
Repossessed assets – December 31, 2010	$3,251	$-	$-	$3,251	$971

The fair value of repossessed assets was determined based on our comparable recent used vehicle sales and known changes in the broad used vehicle market.

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

The fair values of notes payable are estimated based on rates currently available for debt with similar terms and remaining maturities. The fair value of the Notes is based on the market yield on trades of the Notes at the end of each reporting period. The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$70,904	$70,904	$53,585	$53,585
Restricted cash	2,700	2,700	750	750
Title loans receivable, net	369,776	369,776	310,416	310,416
Note receivable from sole member	1,658	1,658	1,967	1,967
Senior secured notes, net	312,271	356,469	247,935	293,718
Notes payable	8,195	8,195	990	990
Notes payable to related parties	22,033	22,033	22,356	22,356

(7)	Related Party Transactions

The Company leases the corporate office from Parker-Young, LLC (“PY”) and various retail spaces from TY Investments, LLC (“TYI”) and certain employees. PY is 50% owned by the sole member and Chief Executive Officer of the Company. TYI is wholly-owned by the sole member. Rental payments paid to these entities for operating leases amounted to approximately $217,000 and $632,000 for the three and nine months ended September 30, 2011, and $204,000 and $592,000 for the three and nine months ended September 30, 2010, respectively.

The Company also leases several retail spaces under capital lease agreements from certain employees (not including the sole member) with total payments of approximately $20,000 and $60,000 for the three and nine months ended September 30, 2011, and $20,000 and $80,000 for the three and nine months ended September 30, 2010, respectively. The terms of the agreements are 15 years.

Interest expense on notes payable to related parties totaled $561,000 and $1.7 million for the three and nine months ended September 30, 2011, and $178,000 and $586,000 for the three and nine months ended September 30, 2010, respectively.

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

(9)	Debt and Notes Payable

Senior Secured Notes

On June 21, 2010, TMX Finance LLC and TitleMax Finance Corporation, as co-issuers (the “Issuers”), issued $250 million of Senior Secured Notes (the “2010 Notes”) at 99.078% of par. The 2010 Notes mature July 15, 2015 and bear interest at a rate of 13.25% per year, payable semi-annually, in arrears, on July 15 and January 15 of each year. The discount of approximately $2.3 million is being amortized over the life of the 2010 Notes as a component of interest expense. The amortization of discount was $0.1 million and $0.3 million for the three and nine months ended September 30, 2011, and $0.1 million for both the three and nine months ended September 30, 2010. In connection with the issuance of the 2010 Notes, the Company capitalized approximately $17.2 million in issuance costs, which primarily consisted of underwriting fees, legal fees and other professional expenses. The issuance costs are being amortized over the life of the 2010 Notes as a component of interest expense.

On July 22, 2011, the Issuers issued $60 million aggregate principal amount of their 13.25% Senior Secured Notes due 2015 (the “2011 Notes”). The 2011 Notes were issued with terms substantially identical to the 2010 Notes and at 107% of par for a $4.2 million premium, which resulted in gross proceeds to the Company of $64.2 million. The premium is being amortized over the life of the 2011 Notes as a component of interest expense. The amortization of premium was $0.2 million for both the three and nine months ended September 30, 2011. In connection with the issuance of the 2011 Notes, the Company capitalized approximately $2.3 million in issuance costs, which primarily consisted of underwriting fees, legal fees and other professional expenses. The issuance costs are being amortized over the life of the 2011 Notes as a component of interest expense.

The amortization of issuance costs was $1.0 million and $2.6 million for the three and nine months ended September 30, 2011, and $0.9 million for both the three and nine months ended September 30, 2010.

The Issuers may, at their option, redeem some or all of the 2010 Notes and 2011 Notes (collectively, the “Notes”) on or after July 15, 2013 at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest to the redemption date.

Year	Percentage
2013	106.625%
2014 and thereafter	100.000%

Prior to July 15, 2013, the Issuers may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 113.25% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date if:

•	such redemption is made with the proceeds of one or more equity offerings;

•	at least 65% of the aggregate principal amount of the Notes originally issued remains outstanding immediately after the occurrence of such redemption; and

•	the redemption occurs within 90 days of such equity offering.

The Company must make excess cash flow offers in the first quarter of 2012 and each year thereafter for the lesser of $30 million or 75% of excess cash flow as defined in the Notes. The redemption price is 102% of the principal amount of the Notes redeemed.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(9)	Debt and Notes Payable (continued)

The Notes allow the Issuers to obtain a $25 million secured revolving line of credit that is equal in priority with the Notes. The Issuers may incur unsecured indebtedness subject to certain restrictions in the Notes. In addition, the Notes contain covenants that restrict transactions with affiliates, distributions to the sole member, compensation for the sole member and relatives, the incurrence of liens, the issuance of dividends, and the sale of assets. According to these covenants, general distributions to the sole member for purposes other than estimated personal income tax payments are permitted under certain circumstances and are limited based on certain restrictions as defined in the Notes. At September 30, 2011, the remaining availability of such distributions to the sole member (net of an estimate for personal income tax distributions anticipated on income during the period) was approximately $2.1 million.

Notes Payable

As of September 30, 2011, the Company’s consolidated CSO Lenders have a total of $7.2 million of notes payable to third parties. One consolidated CSO Lender issued 11 notes due in 2012, bearing interest at 15% and secured by the assets of the consolidated CSO Lenders. These notes allow the consolidated CSO Lender to take one or more draws up to a total maximum principal of $6.3 million. As of September 30, 2011, a total of approximately $5.3 million was drawn under these notes. The other consolidated CSO Lender issued an unsecured note in the amount of $1.9 million that bears interest at 6% and is due in May 2012. The note has an automatic annual renewal provision with a 1% increase in the interest rate with each renewal.

(10)	Acquisitions

Cashback Title Loans, Inc.

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

The purchase price has been allocated as follows:

(in thousands)
Title loans receivable, net	$2,275
Goodwill	5,095
Customer relationships	300
Unfavorable leaseholds	(850)

Total purchase price	$6,820

Goodwill was determined based on the residual difference between the purchase price and the value assigned to tangible and intangible assets and liabilities. This transaction’s resulting goodwill is reflective of the fact that it furthers the Company’s growth strategy as it expands the Company’s number of stores and provides a presence in a new market. The customer relationships will be amortized over 16 months. Amortization of the customer relationships intangible asset totaled $0.1 million during both the three and nine months ended September 30, 2011, respectively, and is included in other operating expenses on the consolidated statement of income.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(10)	Acquisitions (continued)

Mid-America Credit, Inc., Midwest General Finance Corp. and Rainbow Loan Company

In July 2011, TitleMax of Nevada, Inc. and TitleMax of Missouri, Inc. (collectively, the “buyers”) closed on an asset purchase agreement with Mid-America Credit, Inc., Midwest General Finance Corp. and Rainbow Loan Company (collectively the “Sellers”) in which the buyers acquired all the title loans related to 8 locations in Missouri and 6 locations in Nevada. The Sellers assigned to the buyers all leases related to the 14 locations and the buyers acquired all related furniture and fixtures. The purchase price was $1.6 million. The purchase price has been allocated among the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their current fair values.

The purchase price has been allocated as follows:

(in thousands)
Title loans receivable, net	$613
Goodwill	970
Favorable leaseholds	29

Total purchase price	$1,612

Goodwill was determined based on the residual difference between the purchase price and the value assigned to tangible and intangible assets and liabilities. This transaction’s resulting goodwill is reflective of the fact that it furthers the Company’s growth strategy as it expands the Company’s number of stores.

(11)	Goodwill and Intangible Assets

Goodwill and intangible assets as of September 30, 2011 consist of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization:
Customer relationships	$300	$(130)	$170
Intangibles not subject to amortization:
Goodwill			$6,065

During the three and nine months ended September 30, 2011 and 2010, there was no impairment of goodwill or intangible assets.

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

The following consolidating financial statements present consolidating financial data for the Issuers, the combined Subsidiary Guarantors, the combined Non-Guarantor Subsidiaries, and an elimination column for adjustments to arrive at the information for the Company on a consolidated basis as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010. Investments in subsidiaries are accounted for by the Company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(12)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Balance Sheet

September 30, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$69,348	$1,556	$-	$70,904
Title loans receivable	-	419,983	8,772	-	428,755
Allowance for loan losses	-	(60,241)	(1,248)	-	(61,489)
Unamortized loan origination costs	-	2,510	-	-	2,510

Title loans receivable, net	-	362,252	7,524	-	369,776

Interest receivable	-	27,346	155	-	27,501
Property, equipment and aircraft, net	-	44,712	21,446	-	66,158
Debt issuance costs, net of accumulated amortization	15,023	-	-	-	15,023
Goodwill	-	6,065	-	-	6,065
Intangible assets, net	-	170	-	-	170
Note receivable from sole member	1,658	-	-	-	1,658
Other assets	11	19,497	1,871	(3,315)	18,064
Investment in affiliates	499,248	-	-	(499,248)	-

Total Assets	$515,940	$529,390	$32,552	$(502,563)	$575,319

Liabilities and Equity
Debt	$312,271	$-	$-	$-	$312,271
Notes payable	571	-	7,624	-	8,195
Notes payable to related parties	1,464	-	20,569	-	22,033
Obligations under capital leases	-	2,070	-	-	2,070
Accounts payable and accrued expenses	8,687	35,722	4,232	(3,966)	44,675

Total Liabilities	322,993	37,792	32,425	(3,966)	389,244

Total member’s equity and non-controlling interests	192,947	491,598	127	(498,597)	186,075

Total Liabilities and Equity	$515,940	$529,390	$32,552	$(502,563)	$575,319

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(12)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Balance Sheet

December 31, 2010

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$53,585	$-	$-	$53,585
Title loans receivable	-	360,325	-	-	360,325
Allowance for loan losses	-	(52,048)	-	-	(52,048)
Unamortized loan origination costs	-	2,139	-	-	2,139

Title loans receivable, net	-	310,416	-	-	310,416

Interest receivable	-	23,435	-	-	23,435
Property, equipment and aircraft, net	-	32,765	21,945	-	54,710
Debt issuance costs, net of accumulated amortization	15,400	-	-	-	15,400
Other assets	14	9,484	1,320	-	10,818
Note receivable from sole member	1,967	-	-	-	1,967
Investment in affiliates	398,838	-	-	(398,838)	-

Total Assets	$416,219	$429,685	$23,265	$(398,838)	$470,331

Liabilities and Equity
Debt	$247,935	$-	$-	$-	$247,935
Notes payable	571	-	419	-	990
Notes payable to related parties	1,464	-	20,892	-	22,356
Obligations under capital leases	-	2,120	-	-	2,120
Accounts payable and accrued expenses	17,483	37,049	1,262	-	55,794

Total Liabilities	267,453	39,169	22,573	-	329,195

Total member’s equity and non-controlling interests	148,766	390,516	692	(398,838)	141,136

Total Liabilities and Equity	$416,219	$429,685	$23,265	$(398,838)	$470,331

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(12)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Three Months Ended September 30, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$-	$133,375	$291	$-	$133,666
Provision for loan losses	-	(30,215)	(858)	-	(31,073)
Aircraft service revenue	-	-	2,141	(2,141)	-

Net interest and fee income and aircraft service revenue	-	103,160	1,574	(2,141)	102,593

Costs, expenses and other:
Salaries and related expenses	-	39,653	8	-	39,661
Occupancy costs	-	12,359	93	-	12,452
Other operating expenses	82	24,545	1,199	(3,389)	22,437
Interest, including amortization of debt issuance costs and discount	10,876	(103)	670	-	11,443

Total expenses	10,958	76,454	1,970	(3,389)	85,993

Net (loss) income before equity in income of affiliates	(10,958)	26,706	(396)	1,248	16,600
Equity in income from affiliates	26,706	-	-	(26,706)	-

Net income (loss)	$15,748	$26,706	$(396)	$(25,458)	$16,600

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(12)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Three Months Ended September 30, 2010

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$-	$102,471	$-	$-	$102,471
Provision for loan losses	-	(18,672)	-	-	(18,672)
Aircraft service revenue	-	-	244	(244)	-

Net interest and fee income and aircraft service revenue	-	83,799	244	(244)	83,799

Costs, expenses and other:
Salaries and related expenses	-	30,688	72	-	30,760
Occupancy costs	-	9,036	49	-	9,085
Other operating expenses	-	14,060	208	(244)	14,024
Interest, including amortization of debt issuance costs and discount	9,747	(399)	41	-	9,389

Total expenses	9,747	53,385	370	(244)	63,258

(Loss) income from continuing operations before reorganization items	(9,747)	30,414	(126)	-	20,541
Reorganization items:
Professional fees and other	-	1,268	-	-	1,268

Net (loss) income before equity in income from affiliates	(9,747)	29,146	(126)	-	19,273
Equity in income from affiliates	27,997	-	-	(27,997)	-

Net income (loss)	$18,250	$29,146	$(126)	(27,997)	$19,273

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(12) Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Nine Months Ended September 30, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$-	$358,257	$319	$-	$358,576
Provision for loan losses	-	(57,267)	(1,248)	-	(58,515)
Aircraft service revenue	-	-	3,103	(3,103)	-

Net interest and fee income and aircraft service revenue	-	300,990	2,174	(3,103)	300,061

Costs, expenses and other:
Salaries and related expenses	-	113,648	173	-	113,821
Occupancy costs	-	34,889	225	-	35,114
Other operating expenses	262	64,562	2,539	(4,351)	63,012
Interest, including amortization of debt issuance costs and discount	29,028	(11)	1,674	-	30,691

Total expenses	29,290	213,088	4,611	(4,351)	242,638

Net (loss) income before equity in income from affiliates	(29,290)	87,902	(2,437)	1,248	57,423
Equity in income from affiliates	87,902	-	-	(87,902)	-

Net income (loss)	$58,612	$87,902	$(2,437)	$(86,654)	$57,423

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(12) Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Nine Months Ended September 30, 2010

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$-	$279,896	$-	$-	$279,896
Provision for loan losses	-	(39,333)	-	-	(39,333)
Aircraft service revenue	-	-	822	(822)	-

Net interest and fee income and aircraft service revenue	-	240,563	822	(822)	240,563

Costs, expenses and other:
Salaries and related expenses	-	86,242	188	-	86,430
Occupancy costs	-	25,442	115	-	25,557
Other operating expenses	1,149	38,624	703	(822)	39,654
Interest, including amortization of debt issuance costs and discount	16,681	(353)	154	-	16,482

Total expenses	17,830	149,955	1,160	(822)	168,123

(Loss) income from continuing operations before reorganization items	(17,830)	90,608	(338)	-	72,440
Reorganization items:
Professional fees and other	-	4,230	-	-	4,230

Net (loss) income before equity in income from affiliates	(17,830)	86,378	(338)	-	68,210
Equity in income from affiliates	85,229	-	-	(85,229)	-

Net income (loss)	$67,399	$86,378	$(338)	$(85,229)	$68,210

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(12) Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(35,305)	$140,440	$1,667	$106,802

Cash Flows from Investing Activities
Net title loans originated	-	(105,844)	(8,503)	(114,347)
Acquisition of Cashback Title Loans, Inc.	-	(8,032)	-	(8,032)
Purchase of property and equipment	-	(21,384)	(112)	(21,496)
Cash from consolidation of variable interest entities	-	-	1,794	1,794
Receipt of payments on note receivable to sole member	309	-	-	309
Net activity with affiliates	(26,939)	25,288	1,651	-

Net cash (used in) provided by investing activities	(26,630)	(109,972)	(5,170)	(141,772)

Cash Flows from Financing Activities
Proceeds from senior secured notes	64,200	-	-	64,200
Change in restricted cash	-	(1,950)	-	(1,950)
Proceeds from notes payable	-	-	5,330	5,330
Repayments of notes payable and capital leases	-	(50)	(347)	(397)
Payments of debt issuance costs	(2,265)	-	-	(2,265)
Proceeds from contributions to consolidated variable interest entities	-	-	76	76
Distributions to sole member	-	(12,705)	-	(12,705)

Net cash (used in) provided by financing activities	61,935	(14,705)	5,059	52,289

Net increase in cash and cash equivalents	-	15,763	1,556	17,319
Cash and cash equivalents at beginning of period	-	53,585	-	53,585

Cash and cash equivalents at end of period	$-	$69,348	$1,556	$70,904

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(12) Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(7,203)	$127,890	$(332)	$120,355

Cash Flows from Investing Activities
Net title loans originated	-	(71,180)	-	(71,180)
Purchase of property and equipment	-	(8,508)	-	(8,508)
Proceeds from sale of aircraft held for sale, net of selling expenses	-	-	12,700	12,700
Net activity with affiliates	(69,870)	67,126	2,744	-

Net cash (used in) provided by investing activities	(69,870)	(12,562)	15,444	(66,988)

Cash Flows from Financing Activities
Repayments of term loan, net	(151,000)	-	-	(151,000)
Proceeds from senior secured notes	247,695	-	-	247,695
Change in restricted cash	-	1,521	-	1,521
Repayments of notes payable and capital leases	(2,427)	(816)	(14,202)	(17,445)
Payments of debt issuance costs	(17,195)	-	-	(17,195)
Proceeds from sole member contributions	-	-	420	420
Distributions to sole member	-	(63,182)	(1,330)	(64,512)

Net cash provided by (used in) financing activities	77,073	(62,477)	(15,112)	(516)

Net increase in cash and cash equivalents	-	52,851	-	52,851
Cash and cash equivalents at beginning of period	-	27,008	-	27,008

Cash and cash equivalents at end of period	$-	$79,859	$-	$79,859

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

Such forward-looking statements involve substantial risks and uncertainties. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize or should underlying assumptions prove inaccurate, actual results could vary materially from past results and from anticipated, estimated or projected results. Our prospectus dated April 25, 2011 related to our notes exchange offer (the “Prospectus”), which is set forth in our registration statement on Form S-4 (No. 333-176874), describes in the section captioned “Risk Factors” various important factors that could cause actual results to differ materially from projected and historical results. We incorporate that section into this filing, and you should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such factors to be a complete set of all potential risks or uncertainties.

Forward-looking statements are only as of the date they are made, and we do not intend to update our forward-looking statements unless we are required to do so under applicable law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q and 8-K and other reports to the SEC.

Executive Summary

We are a privately-owned automobile title-lending company with 728 company-owned stores in the states of Georgia, Alabama, South Carolina, Tennessee, Missouri, Illinois, Mississippi, Texas, Virginia, Florida, Arizona and Nevada as of September 30, 2011. We serve individuals who generally have limited access to consumer credit from banks, thrift institutions, credit card lenders and other traditional sources of consumer credit. We provide our customers with access to loans secured by a lien on the customers’ automobiles while allowing the customers to retain use of the vehicles during the term of the loans. As of September 30, 2011, we served more than 360,000 customers and had approximately $428.8 million in title loans receivable. We believe that we are the largest automobile title lender in the United States based on title loans receivable.

Our business provides a simple, quick and confidential way for consumers to meet their liquidity needs. We offer title loans in amounts ranging from $100 to $5,000 at rates that we believe, based on market research, are up to 50% less than those offered by other title lenders, with an average loan size of approximately $1,200. Our asset-based loans have loan-to-value ratios that we believe are conservative. At origination, our weighted average loan amount is approximately 69% of appraised wholesale value and approximately 26% of the Black Book retail value. Our title loans do not impact our customers’ credit ratings as we do not run credit checks on our customers and we do not make negative credit reports if we are unable to collect loan balances.

We seek to develop and maintain a large presence in each of the markets in which we operate. Our growth strategy includes increasing our title loans receivable in our existing stores, opening new stores in existing markets and expanding into new markets with favorable characteristics. Our stores are located in highly visible and accessible locations, usually in free-standing buildings and end-units of strip shopping centers. Our strategy has enabled consistent growth throughout the Company’s history that has included fluctuating market conditions. The contraction of consumer credit that began in the fourth quarter of 2008 has led to higher average loan volumes for our stores.

During the three months ended September 30, 2011, we continued to execute our growth strategy and opened or acquired 36 new stores. We opened 15 stores in Texas, six stores in Virginia, four stores in Arizona, and two stores in Georgia. We acquired and opened eight stores in Missouri and one store in Nevada. For the three months ended September 30, 2011, the Company had revenues of $133.7 million, an increase of $31.2 million, and net income of $16.6 million, a decrease of $2.7 million, from the corresponding results for the same period in 2010. The decline in net income for the three months ended September 30, 2011, compared to the same period in 2010, was due in part to costs related to the addition of the new stores discussed above, an increase in our net charge-off rate as a percent of originations and additional interest expense. The increase in our net charge-off rate as a percent of originations was a result of a shift toward growth in our store management incentive plans. We have now modified the store management incentive plans to better balance growth and profitability, and we expect net charge-offs as a percent of originations will decrease in the near term. We believe the Company’s earnings will continue to be impacted by growth-related increases in costs until early 2012 when we expect profit from new stores to begin to offset some of the costs.

During the nine months ended September 30, 2011, we opened or acquired 138 new stores. We opened 64 stores in Texas after completing software development efforts necessary to enable us to do business in the state. In addition, we entered new markets by acquiring and opening 19 stores in Nevada, opening 10 stores in Arizona and opening one store in Florida. We opened the remaining stores in existing markets. For the nine months ended September 30, 2011, the Company had revenues of $358.6 million, an increase of $78.7 million, and net income of $57.4 million, a decrease of $10.8 million, from the corresponding results for the same period in 2010. The decline in income for the nine months ended September 30, 2011, compared to the same period in 2010, was due in part to additional interest expense, net, of $14.2 million and the addition of new stores.

Regulatory Environment

The industry in which we operate is subject to strict state and federal laws and regulations, as well as local rules and regulations (such as zoning ordinances and rules related to permit licensing). For example, the Dallas, Texas, City Council recently passed an ordinance that would restrict extensions of consumer credit by title lenders within the city limits by, among other things, linking maximum allowable loan size to 3 percent of a consumer’s gross annual income, mandating a 25 percent principal reduction requirement on refinances or renewals, and limiting the term of a loan to no more than four months. The industry is challenging the legality of this ordinance in court. Changes in applicable laws and regulations governing consumer protection, lending practices and other aspects of our business could have a significant adverse impact on our business, liquidity, capital resources, net sales or revenues or income from continuing operations, and ability to service our debt obligations.

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

Any of the above actions could result in a decrease in demand for our services which could decrease interest and fee income accordingly, as well as decrease demand for employees and stores, and possibly affect our need for additional capital resources. Moreover, similar actions by states in which we do not currently operate could limit our opportunities to pursue our growth strategies.

In some cases we believe regulatory changes have resulted in a constriction of the availability of unsecured credit for consumers with poor or no credit history (for example, the Card Accountability Responsibility and Disclosure Act of 2009, which, among other things, disallowed the issuance of a credit card to anyone under 21 without a co-signer or proof of ability to repay and also curtailed the amount of fees that banks can assess on cardholders). The Company believes that this constriction in available sources of credit has resulted in, and will continue to result in, an increased demand for our services, which has produced a corresponding growth in our interest and fee income, as well as an increase in our need for employees and opportunities for opening new stores.

Although regulatory uncertainties are outside of our control, the Company will continue to monitor legislative and regulatory activity closely and attempt to mitigate the risk by expanding our geographic footprint to new states as well as expanding the types of products we offer (such as our introduction of a second lien product).

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

The following table reflects our results as measured by these KPIs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Originations	$173,298	$115,048	$433,923	$306,141
Average originations per store	243	207	654	550
Total title loans receivable	428,755	320,031	428,755	320,031
Average title loans receivable per store	589	575	589	575
Net charge-offs as a percent of originations	13.8%	12.8%	11.3%	11.1%

Same-Store Interest and Fee Income

One of the common measures of performance in the retail industry is a comparison of performance metrics on a same-store basis between periods. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. The following summarizes the Company’s same-store interest and fee income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Interest and fee income	$126,239	$101,398	$346,082	$276,833
Interest and fee income growth	24.5%	32.0%	25.0%	30.4%
Number of stores	557	545	552	540

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Interest and fee income

Interest and fee income was $133.7 million for the three months ended September 30, 2011, an increase of $31.2 million, or 30.4%, compared to $102.5 million for the comparable 2010 period. The increase is primarily due to strong same-store performance as customers turned more to title lending because of a contraction of credit from other sources. Same-store interest and fee income increased $24.8 million, or 24.5%, for the three months ended September 30, 2011 compared to the same period in 2010. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. Interest and fee income also was higher in the three months ended September 30, 2011 due to an increase of approximately $6.4 million of revenue from stores open less than 13 months.

Provision for loan losses

Our provision for loan losses was $31.1 million for the three months ended September 30, 2011 compared to $18.7 million in the comparable 2010 period, representing an increase of $12.4 million, or 66.3%. The allowance for loan losses is based on loan loss experience, contractual delinquency of title loans receivable, the value of underlying collateral, economic and other qualitative considerations and management’s judgment. Net charge-offs as a percent of originations increased to 13.8% for the 2011 quarter from 12.8% for the comparable period in 2010. The increase in our net charge-off rate as a percent of originations was a result of a shift toward growth in our store management incentive plans. We have now modified the store management incentive plans to better balance growth and profitability, and we expect net charge-offs as a percent of originations will decrease in the near term.

Costs, expenses and other

Salaries and related expenses

Salaries and related expenses increased by $8.9 million, or 28.9%, to $39.7 million for the three months ended September 30, 2011 compared to $30.8 million for the comparable 2010 period. This expense increased approximately $7.4 million due to growth-related increases in headcount. The headcount increases were primarily related to operational personnel necessary to service the higher volume of loans and as a result of opening new stores. Also contributing to the increase was higher corporate headcount, primarily in the areas of information technology, recruiting, real estate and construction. In addition, a significant portion of our employees’ compensation is incentive-based, which increased $3.3 million due to higher profitability at the store, district and regional levels. These increases were partially offset by $1.8 million less expense in the 2011 quarter related to a phantom stock award held by an officer of the Company as compared to the 2010 quarter.

Occupancy costs

Occupancy costs were $12.5 million for the three months ended September 30, 2011, an increase of $3.4 million, compared to $9.1 million for the same period in 2010. This increase was primarily due to an increase in rent, related utilities and maintenance costs associated with opening new stores as well as expanding corporate office space.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2011 was $3.7 million compared to $2.5 million in the comparable 2010 period, an increase of $1.2 million, or 48.0%. The increase was primarily attributable to remodeling and relocating stores, fitting out new stores, expanding corporate office space and the acquisition of an aircraft in the fourth quarter of 2010. Also contributing to the increase was depreciation expense related to an upgrade to our proprietary loan system, which was placed in service in the second quarter of 2011.

Advertising

Advertising expense for the three months ended September 30, 2011 was $4.1 million, a $2.7 million increase from $1.4 million in the comparable 2010 period. The increase in advertising expense was primarily due to increased television advertising costs in the 2011 quarter related to airtime costs for our “short on cash” marketing campaign.

Other operating expenses

Other operating expenses for the three months ended September 30, 2011 were $14.7 million, representing an increase of $4.6 million, or 45.5%, compared to $10.1 million for the comparable 2010 period. The increase was primarily driven by growth-related increases in costs including recruiting and relocation costs, professional fees, repossession fees, travel expenses, general corporate office expenses, expense associated with guaranteeing loans under our Credit Service Organization, or “CSO,” arrangements in Texas, costs associated with obtaining business licenses, credit bureau expense and sales and use taxes.

Interest expense, net, including amortization of debt issuance costs and discount

Interest expense, net, including amortization of debt issuance costs and discount, increased $2.0 million, or 21.3%, to $11.4 million for the three months ended September 30, 2011 from $9.4 million for the comparable 2010 period. In the 2011 quarter, we incurred additional interest on the $60 million of additional aggregate principal amount of our 13.25% senior secured notes issued on July 22, 2011, or the “2011 Notes,” from the date of issuance through September 30, 2011.

Reorganization Items

Reorganization items, consisting of professional fees related to the bankruptcy, decreased $1.3 million for the three months ended September 30, 2011 compared to the same period in 2010 due to the winding down of activities related to the bankruptcy proceeding. On June 16, 2011 the final Chapter 11 decree closing the bankruptcy case was signed and filed with the court.

Net Income

As a result of the above factors, net income for the three months ended September 30, 2011 was $16.6 million, a decrease of $2.7 million compared to $19.3 million for comparable period in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Interest and fee income

Interest and fee income was $358.6 million for the nine months ended September 30, 2011, an increase of $78.7 million, or 28.1%, compared to $279.9 million for the comparable 2010 period. The increase is primarily due to strong same-store performance as customers turned more to title lending because of a contraction of credit from other sources. Same-store interest and fee income increased $69.2 million, or 25.0%, for the nine months ended September 30, 2011 compared to the same period in 2010. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. Interest and fee income also was higher in the nine months ended September 30, 2011 due to an increase of approximately $9.5 million of revenue from stores open less than 13 months.

Provision for loan losses

Our provision for loan losses was $58.5 million for the nine months ended September 30, 2011 compared to $39.3 million in the comparable 2010 period, representing an increase of $19.2 million, or 48.9%. The allowance for loan losses is based on loan loss experience, contractual delinquency of title loans receivable, the value of underlying collateral, economic and other qualitative considerations and management’s judgment. Net charge-offs as a percent of originations increased to 11.3% for the nine months ended September 30, 2011 from 11.1% for the comparable period in 2010. The increase in our net charge-off rate as a percent of originations was a result of a shift toward growth in our store management incentive plans. We have now modified the store management incentive plans to better balance growth and profitability, and we expect net charge-offs as a percent of originations will decrease in the near term.

Costs, expenses and other

Salaries and related expenses

Salaries and related expenses increased by $27.4 million, or 31.7%, to $113.8 million for the nine months ended September 30, 2011 compared to $86.4 million for the comparable 2010 period. This expense increased approximately $22.4 million due to growth-related increases in headcount. The headcount increases were primarily related to operational personnel necessary to service the higher volume of loans and as a result of opening new stores. Also contributing to the increase was higher corporate headcount, primarily in the areas of information technology, recruiting and real estate and construction. In addition, a significant portion of our employees’ compensation is incentive-based, which increased $10.0 million due to higher profitability at the store, district and regional levels. These increases were partially offset by $5.0 million less in the 2011 period related to a phantom stock award held by an officer of the Company as compared to the same period in 2010.

Occupancy costs

Occupancy costs were $35.1 million for the nine months ended September 30, 2011, an increase of $9.5 million, compared to $25.6 million for the same 2010 period. This increase was primarily due to an increase in rent, related utilities and maintenance costs associated with opening new stores as well as expanding corporate office space.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2011 was $10.0 million compared to $7.1 million in the comparable 2010 period, an increase of $2.9 million, or 40.8%. The increase was primarily attributable to remodeling and relocating stores, fitting out new stores, expanding corporate office space and the acquisition of an aircraft in the fourth quarter of 2010. In addition, contributing to the increase was depreciation expense related to an upgrade to our proprietary loan system, which was placed in service in the second quarter of 2011.

Advertising

Advertising expense for the nine months ended September 30, 2011 was $10.4 million, a $6.6 million increase from $3.8 million in 2010. The increase in advertising expense was primarily due to increased television advertising costs in the 2011 quarter related to airtime costs for our “short on cash” marketing campaign.

Other operating expenses

Other operating expenses for the nine months ended September 30, 2011 were $42.6 million, representing an increase of $13.9 million, or 48.4%, compared to $28.7 million for the comparable 2010 period. The increase was primarily driven by growth-related increases in costs including professional fees, recruiting and relocation costs, travel expenses, repossession fees, general corporate office expenses, charitable contributions, costs associated with obtaining business licenses, credit bureau expenses, expense associated with guaranteeing loans under our CSO arrangements in Texas and sales and use taxes.

Interest expense, net, including amortization of debt issuance costs and discount

Interest expense, net, including amortization of debt issuance costs and discount, increased $14.2 million, or 86.1%, to $30.7 million for the nine months ended September 30, 2011 from $16.5 million for the comparable 2010 period. During the 2010 period, we paid the default rate of interest on our term loan during our bankruptcy proceedings and incurred interest on $250 million aggregate principal amount of our 13.25% senior secured notes issued on June 21, 2010, or the “2010 Notes,” from the date of issuance through September 30, 2010. During the 2011 period, the 2010 Notes were outstanding for the entire nine months, so we incurred interest for the entire period. In addition, during the 2011 period, we incurred interest on the 2011 Notes from the date of issuance on July 22, 2011 through September 30, 2011. Also contributing to the increase was an additional $1.7 million of net expense related to the amortization of the senior secured notes debt issuance costs, discount and premium in the 2011 period.

Reorganization Items

Reorganization items, consisting of professional fees related to the bankruptcy, decreased $4.2 million for the nine months ended September 30, 2011 compared to the same period in 2010 due to the winding down of activities related to the bankruptcy proceeding. On June 16, 2011 the final Chapter 11 decree closing the bankruptcy case was signed and filed with the court.

Net Income

As a result of the above factors, net income for the nine months ended September 30, 2011 was $57.4 million, a decrease of $10.8 million compared to $68.2 million for comparable period in 2010.

Liquidity and Capital Resources

Our principal sources of cash are cash on hand and cash flows from operations, supplemented by borrowings from time to time as permitted under the indenture governing our senior secured notes, or the “Indenture.” Cash and cash equivalents were $70.9 million at September 30, 2011 as compared to $53.6 million at December 31, 2010.

The Indenture limits our ability to incur additional indebtedness. However, we are permitted to obtain a $25 million senior secured revolving loan facility that would be equal in priority with the senior secured notes. We may also borrow additional funds on an unsecured basis as long as the borrowing does not cause us to maintain less than a 3:1 earnings to fixed charge ratio, as defined in the Indenture. We may seek to draw on the additional permitted sources of borrowing in the foreseeable future to continue to facilitate our growth strategy. For a description of our outstanding borrowings, see “Other Indebtedness.”

On July 22, 2011, TMX Finance LLC and TitleMax Finance Corporation, or the “Issuers,” issued $60 million aggregate principal amount of the 2011 Notes. The 2011 Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, or the “Securities Act,” and to non-U.S. persons outside of the United States in compliance with Regulation S under the Securities Act. The 2011 Notes were issued with terms substantially identical to the terms of the 2010 Notes and at a $4.2 million premium, which resulted in gross proceeds to the Issuers of $64.2 million. The issuance of the 2011 Notes used substantially all of the available borrowing capacity under the Indenture based on the 3:1 earnings to fixed charge ratio, as defined in the Indenture.

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

To the extent permitted by the Indenture, the Company expects to make periodic distributions to the sole member in amounts sufficient for him to pay some or all of the taxes due on the Company’s items of income, deductions, losses, and credits which have been allocated for reporting on the sole member’s income tax return. The Company anticipates that it will make distributions to the sole member for estimated income taxes for 2011 totaling approximately $33 to $35 million. The Company may make future distributions to the sole member in addition to those required for personal income taxes. At September 30, 2011, the remaining availability of permitted distributions to our sole member for purposes other than estimated personal income tax payments was approximately $2.1 million (net of an estimate for personal income tax distributions anticipated on income during the period).

The Indenture requires the Company, in the first quarter of 2012 and each year thereafter, to make “excess cash flow offers” (as defined in the Indenture) to all holders of notes to purchase the maximum principal amount of notes that may be purchased with the lesser of $30.0 million or 75% of excess cash flow (as defined in the Indenture) for the applicable fiscal year.

In November 2010, TitleMax Aviation, Inc., or “Aviation” acquired an aircraft for $17.5 million that satisfied the requirements of Section 1031 of the Internal Revenue Code to complete the like-kind exchange for an aircraft sold in May 2010. The purchase of the aircraft was funded by notes payable to the sole member. In February 2011, these notes were refinanced into one note payable to the sole member with a principal balance of $17.4 million, due December 2015, and bearing interest at 10% per year.

Cash flows from operating activities

Net cash provided by operating activities was $106.8 million for the nine months ended September 30, 2011, a decrease of $13.6 million, or 11.3%, from the comparable 2010 amount of $120.4 million. The decrease in cash provided by operating activities was due to a $10.8 million decrease in net income, offset by a $23.7 million increase in adjustments to reconcile net income to cash provided by operating activities and a $26.6 million decrease in cash from net changes in operating assets and liabilities. The increase in adjustments to reconcile net income to cash provided by operating activities was driven primarily by the increase in the provision for loan losses and depreciation and amortization. The decrease in cash from changes in operating assets and liabilities was primarily a result of a decrease in accounts payable and accrued expenses and more cash used in other assets. The increase in cash used by other assets was primarily attributable to higher security deposits, prepaid rent, restricted cash, repossessed asset inventory and inventory related to opening new stores.

Cash flows from investing activities

Net cash used in investing activities was $141.8 million for the nine months ended September 30, 2011, representing an increase of $74.8 million, or 111.6%, from the comparable 2010 amount of $67.0 million cash used in investing activities. The higher use of cash in investing activities was primarily attributable to the increase in loans originated. Also contributing to the higher use of cash was capital expenditures of $21.5 million, which was a $13.0 million increase in the use of cash over the 2010 amount. This increase is related to ongoing projects to upgrade our technology and to manage our store portfolio through remodels or movement of locations, fitting out new stores and installing new signs. In addition, $8.0 million of the increase in cash used for investing activities was used for acquisitions. These increases were partially offset by $1.8 million of cash provided by our consolidation for financial reporting purposes of two of our three third-party lenders under our CSO arrangements, or the “CSO Lenders.” The 2010 amount benefited by $12.7 million from cash provided by the sale of an aircraft in May 2010.

Cash flows from financing activities

For the nine months ended September 30, 2011, net cash provided by financing activities was $52.3 million, representing an increase in cash flow of $52.8 million as compared to the 2010 period. The cash used in financing activities in the 2010 period was the result of the net proceeds from the issuance of the 2010 Notes, offset by the $151 million repayment of our term loan previously outstanding, net distributions to the sole member, repayments of other notes payable and payments of debt issuance costs. Cash provided by financing activities in the 2011 period was primarily a result of the proceeds from our issuance of the 2011 Notes.

Other Indebtedness

As of September 30, 2011 we have $30.2 million of notes payable in the aggregate, consisting of one unsecured note payable to a bank, two unsecured notes payable to individuals, three unsecured notes payable to related parties and twelve notes payable to individuals issued by our two consolidated CSO Lenders. The note payable to a bank is a $0.4 million note payable by Aviation that incurs interest at the prime rate plus 2.0% (5.25% at September 30, 2011). The two unsecured notes payable to individuals have a total principal balance of $0.6 million with interest payable monthly at 16%. These notes have a demand feature that can be exercised by the holders at any time with 30 days notice and may be prepaid at any time without penalty. Included in notes payable to related parties is a $1.5 million note payable to our President and a note payable to our sole member in the amount of $17.4 million in the aggregate. The note payable to our President may only be prepaid upon certain conditions set forth in his employment contract and bears interest at 20%. Also included in notes payable to related parties is a $3.1 million note payable to our sole member. This note is collateralized by an aircraft owned by Aviation and guaranteed by the Company. This note has a fixed interest rate of 6.35% and is payable in monthly installments of $35,000, including interest and principal, with a final payment of $2.1 million due in October 2015. In 2011, the Company’s consolidated CSO Lenders issued a total of $7.2 million in 12 notes payable to third parties. One consolidated CSO Lender issued eleven notes due in 2012, bearing interest at 15% and secured by the assets of the CSO Lender. These notes allow the CSO Lender to take one or more draws up to a total maximum principal of $6.3 million. As of September 30, 2011, a total of $5.3 million was drawn under these notes. The other consolidated CSO Lender issued an unsecured note in the amount of $1.9 million that bears interest at 6% and is due in May 2012. The note has an automatic annual renewal provision with a 1% increase in the interest rate with each renewal.

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

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates, assumptions and judgments relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the U.S., or “GAAP.” We evaluate these estimates on an ongoing basis. We base these estimates, assumptions and judgments on information currently available to us and on various other factors that we believe are reasonable under the circumstances. Actual results could vary under different estimates, assumptions, judgments or conditions. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s audited consolidated financial statements for the year ended December 31, 2010 in our Form S-4 Registration Statement (No. 333-176874), or the “Form S-4” filed with the SEC.

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

In September 2011, the FASB issued ASU No. 2011-08 to simplify the testing of goodwill for impairment. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company adopted the provisions of this guidance in 2011 with no impact on the Company’s financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Form S-4 (No. 333-176874) contains a description of all material pending legal proceedings to which the Company was a party or of which any of its property was the subject as of their respective dates. Such description is incorporated by reference herein.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to numerous risks and uncertainties described under the heading “Risk Factors” in the Form S-4 (No. 333-176874), which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 5. Other Information

Resignation of John Robinson as President of the Company

On September 2, 2011, the Company announced that John Robinson has decided to resign as President of the Company, effective December 31, 2011. Mr. Robinson will continue to serve as a member of the Company’s Board of Managers. The Company has initiated a search process to hire a new President.

Completion of Exchange Offer

On November 2, 2011, TMX Finance LLC and TitleMax Finance Corporation, as the “Issuers,” completed their offer to exchange all of their outstanding unregistered 2011 Notes for new 13.25% Senior Secured Notes due 2015 that have been registered under the Securities Act. The new notes are identical in all material respects to the 2011 Notes except that, because they have been registered, they are not subject to transfer restrictions, registration rights or additional interest provisions. The exchange offer expired at midnight, New York City time, on October 31, 2011. Upon expiration of the exchange offer, 100% of the outstanding 2011 Notes were validly tendered and accepted for exchange. The exchange offer was made pursuant to the terms of a Registration Rights Agreement entered into among the Issuers and the representative of the initial purchasers of the 2011 Notes at the time such notes were issued.

Item 6. Exhibits

(a) The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Certificate of Formation of TMX Finance LLC dated September 25, 2003 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 3.2	First Amendment to Certificate of Formation of TMX Finance LLC, dated June 18, 2010 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 3.3	Amended and Restated Operating Agreement of TMX Finance LLC, dated June 21, 2010 (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 4.1	Indenture dated June 21, 2010, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank National association as Trustee and Collateral Agent, including the form of 13.25% Senior Secured Note due 2015 and the guarantee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 4.2	Form of 2011 Rule 144A Global 13.25% Senior Secured Note due 2015 (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2011)

Exhibit 4.3	Form of 2011 Temporary Regulation S 13.25% Senior Secured Note due 2015 (incorporated herein by reference to Exhibit 4.4 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2011)

Exhibit 31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer - filed herewith

Exhibit 31.2	Certification Pursuant to Rule 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer - filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith

Exhibit 101

Interactive Data File: *

(i) Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 (unaudited) and September 30, 2010 (unaudited); (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 (unaudited) and September 30, 2010 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited) — submitted herewith pursuant to Rule 406T

*	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TMX FINANCE LLC
(Registrant)

November 14, 2011	/s/ DONALD E. THOMAS
Donald E. Thomas
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Certificate of Formation of TMX Finance LLC dated September 25, 2003 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 3.2	First Amendment to Certificate of Formation of TMX Finance LLC, dated June 18, 2010 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 3.3	Amended and Restated Operating Agreement of TMX Finance LLC, dated June 21, 2010 (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 4.1	Indenture dated June 21, 2010, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank National association as Trustee and Collateral Agent, including the form of 13.25% Senior Secured Note due 2015 and the guarantee (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (No. 333-172244))

Exhibit 4.2	Form of 2011 Rule 144A Global 13.25% Senior Secured Note due 2015 (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2011)

Exhibit 4.3	Form of 2011 Temporary Regulation S 13.25% Senior Secured Note due 2015 (incorporated herein by reference to Exhibit 4.4 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2011)

Exhibit 31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer - filed herewith

Exhibit 31.2	Certification Pursuant to Rule 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer - filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer – furnished herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer – furnished herewith

Exhibit 101

Interactive Data File: *

(i) Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 (unaudited) and September 30, 2010 (unaudited); (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 (unaudited) and September 30, 2010 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited) — submitted herewith pursuant to Rule 406T

*	To be filed by amendment.