Form 10-Q/A
period 2011-09-30
TMX Finance LLC
filed 2011-11-15
CIK 1511967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 of TMX Finance LLC (the “Company”), which was filed with the Securities and Exchange Commission on November 14, 2011 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of submitting as Exhibit 101 the Interactive Data File required pursuant to Rule 406T.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that may have occurred subsequent to the time of the Original Filing.

PART II

Item 6. Exhibits

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

Exhibit 101

Interactive Data File:

(i) Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 (unaudited) and September 30, 2010 (unaudited); (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 (unaudited) and September 30, 2010 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited) — submitted herewith pursuant to Rule 406T

4