Form 10-K
period 2011-12-31
TMX Finance LLC
filed 2012-03-19
CIK 1511967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 333-172244

TMX Finance LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1106313
(State of Incorporation)	(I.R.S. Employer Identification No.)

15 Bull Street Savannah, Georgia	31401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (912) 525-2675

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The Company has 100 outstanding limited liability company membership units, all of which are held by Tracy Young.

TMX FINANCE LLC

AND AFFILIATES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the “Company,” “TMX Finance,” “we,” “us,” “our” or similar terms represent TMX Finance LLC and its affiliates on a consolidated basis.

FORWARD-LOOKING STATEMENTS

This report and the materials incorporated herein by reference contain “forward-looking statements” that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain expectations, estimates and projections. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and frequently contain the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will” and other similar terms. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to demand for our products and services, sales growth, comparable store sales, state of the economy, capital allocation and expenditures, liquidity, the effect of adopting certain accounting standards, and store openings — are forward-looking statements. Forward-looking statements involve risk and are not guarantees of future performance. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” under Part I, Item 1A of this report. The Company assumes no obligation to revise or update any forward-looking statements, except as required by law.

PART I

ITEM 1. BUSINESS.

Overview

We are a privately-owned automobile title lending company with 756 company-owned stores in the states of Georgia, Alabama, South Carolina, Tennessee, Missouri, Illinois, Mississippi, Texas, Virginia, Florida, Arizona and Nevada. We serve individuals who generally have limited access to consumer credit from banks, thrift institutions, credit card lenders and other traditional sources of consumer credit. We provide our customers with access to funds through loans secured by a first or second lien on the customer’s automobile. Our loan products allow our customers to meet their liquidity needs by borrowing against the value of their vehicles while allowing the customer to retain use of the vehicle during the term of the loan. As of December 31, 2011, we had approximately 400,000 customers and $490.1 million in title loans receivable. We believe we are the largest automobile title lender in the United States based on title loans receivable.

Our automobile title lending business provides a simple, quick and confidential way for consumers to meet their liquidity needs. We offer title loans in amounts ranging from $100 to $5,000 at rates that we believe are typically around 50% less than those offered by other title lenders, with an average loan size of approximately $1,200 for the year ended December 31, 2011. Our asset-based loans have conservative loan to value ratios (at origination, our receivables had an approximately 69% weighted average loan to appraised wholesale value, and based on retail values reported by the Black Book published by the National Auto Research Division of Hearst Business Media Corporation, an approximately 26% weighted average loan to retail value).

We seek to develop and maintain a large presence in each of the markets in which we operate. Our stores are located in highly visible, accessible locations, usually in free-standing buildings and end units of shopping centers. Our growth strategy includes expanding our title loans receivable in our existing stores, opening new stores in existing markets and expanding into new markets with favorable characteristics.

TMX Finance LLC is a limited liability company that was formed in Delaware in 2003 and exists solely as a holding company to own the equity interests of its subsidiaries. TMX Finance LLC changed its name from TitleMax Holdings, LLC to TMX Finance LLC effective June 21, 2010. Our operating subsidiaries include TitleMax of Alabama, Inc., TitleMax of Georgia, Inc., TitleMax of Illinois, Inc., TitleMax of Mississippi, Inc., TitleMax of Missouri, Inc., TitleMax of South Carolina, Inc., TitleMax of Tennessee, Inc., TitleMax of Virginia, Inc., TitleMax of Texas, Inc., TMX Finance of Florida, Inc., TitleMax of Nevada, Inc., TitleMax of Arizona, Inc., TMX Finance of Texas, Inc., TMX Finance of Virginia, Inc., EquityAuto Loan, LLC and TMX Credit, Inc. Our operating subsidiaries operate under the names TITLEMAX, TITLEBUCKS and EQUITYAUTO LOAN.

Our corporate offices are located at 15 Bull Street, Suite 200, Savannah, Georgia 31401, and our telephone number is (912) 525-2675. Our website address is www.titlemax.biz. The information on our website is not a part of this report.

2011 Highlights

•	We grew our business significantly by opening or acquiring 166 new stores.

•

On July 22, 2011, we issued $60.0 million aggregate principal amount of 13.25% Senior Secured Notes due 2015. These notes were issued at 107% of par, representing a $4.2 million premium, which resulted in gross proceeds of $64.2 million.

•	We invested significant resources in a new proprietary loan system and the development of our internet lending model that we expect to launch near the end of the second quarter of 2012.

Seasonality

Our business is seasonal due to fluctuating demand for our title loans during the year. Historically, we have experienced our highest demand in the fourth quarter of each year and a reduction in our title loans receivable in the first quarter of each year, primarily associated with our customers’ receipts of tax refund checks. Accordingly, we typically experience a higher use of cash in the fourth quarter while generating more cash in the first quarter (exclusive of any other capital usage). Due to the seasonality of our business, results of operations for any fiscal quarter are not necessarily indicative of the results of operations that may be achieved for the full fiscal year or any future period.

Growth Strategy

A key objective of our growth strategy is to establish a leading position as a title lender in each market in which we operate and into which we intend to expand. The four elements of our growth strategy are as follows:

Grow Existing Store Receivables.

Our store title loans receivable on average have grown at a compound annual rate of 29.6% over the first four years of the stores’ lives and 6.8% thereafter. Originations for the year ended December 31, 2011 increased 42.2% compared to the same period in 2010. We believe there are significant opportunities to grow earnings at all of our existing stores. Our store managers have a strong incentive to continue the growth of our stores because they are evaluated and compensated in significant part based on their achievement of certain operating and growth goals, which we adjust each year to account for the continued improvement in our business. We believe that by focusing on these specific goals and tying them to employee compensation, we can further enhance the operating efficiency of our stores as well as overall operating margins.

Open New Stores Within Our Current Footprint.

We believe we have significant room to grow by opening additional stores in markets in which we currently operate. When considering whether we should open new stores in these markets, we examine a number of factors, including consumer demand for our product and the extent that new stores will be able to leverage existing stores’ marketing efforts. We believe that Illinois, Texas and Virginia, where we have 22, 77 and 26 stores, respectively, are strong markets for growth through the addition of new stores.

Continue Expansion Into Newer Markets.

We have identified several key geographic areas or markets for the development of additional stores. These markets were identified following a review of demographics, a determination of whether state regulation is favorable and an internal evaluation of each market’s ability to support our store development program. Based on this review, we have expanded into markets in the southern and western regions of the United States, including Florida, Arizona and Nevada. As is the case with our strategy to open new stores in our more established markets, we believe we have trained management and capital resources sufficient to support our growth strategy in our newer markets.

Launch An Internet Lending Model.

We believe internet-based lending operations could be a valuable complement to our base of physical store locations and create additional opportunities for long-term strategic growth. We have assembled a core team of experienced individuals to lead this effort, and we expect our online model to launch near the end of the second quarter of 2012.

Industry Overview

We operate in the alternative financial services industry, providing automobile title loans to consumers who own, in most instances, their vehicle free and clear and need convenient and simple access to funds. Other products offered in this industry include other forms of consumer loans, check cashing, money orders and money transfers. Consumers who use alternative financial services are often referred to as “underserved” or “underbanked” by banks and other traditional financial institutions.

Customers use the services provided by the alternative financial services industry for a variety of reasons, including that they often:

•	do not have access to traditional credit-based lenders like banks, thrift institutions and credit card companies;

•	have a sudden and unexpected need for cash due to common financial challenges like medical emergencies, vehicle repairs, divorce, job changes or other unexpected expenses;

•	are self-employed small business owners with an immediate need for short-term working capital;

•	need a small amount of cash immediately and do not have time to wait for a traditional lender to approve a loan; and

•	see such services as a sensible alternative to potentially higher costs and negative credit consequences of other alternatives, such as overdraft fees, bounced check fees or late fees.

We believe that the underbanked consumer market, and in particular the automobile title loan segment of the alternative financial services industry, will continue to grow as a result of a diminishing supply of competing banking services for this segment of the population, as well as underlying demographic trends, including an overall increase in the population and an increase in the number of self-employed, small business and service sector jobs as a percentage of the total workforce. We believe automobile title loans are particularly well-suited to grow in the current regulatory environment of the markets in which we operate, which we view as stable with respect to our loan products and hostile to other alternative financial services providers, such as payday loans.

Services

Our automobile title lending business provides a customer who is 18 years of age or older (except in Alabama where the customer must be 19 years of age or older) with a loan ranging from $100 to $5,000 that is secured in most cases by a first lien on the customer’s automobile.

We determine the loan amount based upon the customer’s need and our appraisal of the wholesale value of his or her automobile. We do not run a credit check on the customer when approving the loan application for our two primary brands (discussed below), and performance on the loan does not impact the customer’s credit.

Upon approval of a customer’s application, we provide the customer with the determined loan amount, and the customer provides us with a certificate of title to the appraised automobile; however, the customer retains full use and possession of the automobile. We provide our customers with loan funds primarily through the issuance of a check and do not keep a significant amount of cash on hand at any of our stores. The customer is able to cash the check at a nearby partnered bank that does not require payment of a check cashing fee. Following our receipt from the customer of full repayment of the loan, along with any interest and fees, we release the lien on the customer’s vehicle and return the certificate of title to the customer. As of December 31, 2011, we had approximately $490.1 million in title loans receivable.

We principally operate under two brands: TitleMax and TitleBucks. TitleMax requires a minimum appraised vehicle value of more than $500 and offers interest rates that we believe are typically around 50% lower than those offered by other title lenders. TitleBucks provides loans to customers with less valuable vehicles and charges rates in line with competitors for such loans. TitleBucks was created to capture customers who do not meet TitleMax’s minimum vehicle value requirement and who would otherwise utilize a competitor. We refer non-qualifying customers from TitleMax to TitleBucks when possible. In each of 2011, 2010, and 2009, approximately 86.6%, 86.6% and 86.4%, respectively, of our interest and fee income was attributable to our TitleMax stores and approximately 13.4%, 13.4% and 13.6%, respectively, of our interest and fee income was attributable to our TitleBucks stores.

The interest rates we charge our customers vary by loan size, state and product. TitleMax typically charges monthly interest rates ranging from 10.99% to 12.99% for loans up to $3,000 and 9.99% for loans greater than $3,000. TitleBucks charges the same rates as TitleMax for loans above $1,500 and typically 14.99% to 24.99% for loans smaller than $1,500. Most payments are made by customers at our stores with cash or debit cards. Customers also have the ability to make payments through money orders, cashier’s checks and Western Union. The average duration of our receivables is 9 to 10 months.

If a customer fails to remit payment to us when due, we may repossess the customer’s automobile. However, we consider the remedy of repossession as a last resort, and we do not repossess a customer’s vehicle unless we have first exhausted all options for repayment. As a result, we first undertake to contact the customer to obtain payment. Only after we have made such efforts to contact the customer and when a customer is unresponsive, or it is otherwise clear that the customer will not be able to meet his or her obligations, will we initiate repossession. A regional or district manager must approve all repossessions in advance, and only approved third-party companies handle the repossession. Even when permitted by state law, we typically do not repossess a customer’s automobile until the account is at least 14 days past due.

Store managers are responsible for coordinating vehicle sales; however, a repossessed vehicle may only be sold to a licensed used car dealer after a minimum of three bids or at an auto auction. Our employees may not purchase a repossessed vehicle. We return any excess proceeds to the customer if the vehicle sells for an amount in excess of the loan value plus expenses.

The Company offers a second lien automobile product in Georgia under the EquityAuto Loan brand, or “EAL,” with operations conducted within 123 TitleMax stores and through 4 standalone stores as of December 31, 2011. EAL also offers a first lien product in certain situations. As of December 31, 2011, EAL had approximately $11.6 million of gross title loans outstanding. The title loans made by EAL are currently offered in Georgia and are made under the Georgia Industrial Loan Act, or “GILA.” GILA limits these loans to $3,000 and a term of 36 months. EAL generally offers loans of $500 to $2,500 with a maximum term of 14 months. In addition, EAL sells insurance products in connection with its loans as an agent for an unaffiliated insurance company.

Underwriting and Risk Management

All underwriting decisions related to our first lien title loan product offered by TitleMax and TitleBucks are made based on the appraised “rough” wholesale value of a customer’s vehicle, as adjusted by store employees’ appraisal of the customer’s vehicle based on the following characteristics: year, make, model, exterior, interior and mechanical condition and mileage. This reduces the overall risk of our title loans receivable by having more conservative loan to value ratios which results in more security for each loan and less overall risk for our company.

Prior to approval, a customer must present the vehicle, a lien-free title to the vehicle, a government-issued picture identification, proof of residence and proof of income (except in Alabama). We verify that such title is the correct title for the customer’s vehicle based on a review of the vehicle identification number. The amount of credit available to a customer is equal to 80% of the store employee’s appraisal of the “rough” wholesale value of the customer’s vehicle. Upon completion of the transaction, we send the title to the applicable state Department of Motor Vehicles to have the Company named as the first lien holder for the vehicle. We release the lien only when the customer’s account balance is fully paid.

Underwriting of our EAL title loan product is based on the customer’s credit report and the payment history of the first lien loan on the vehicle when applicable. Upon completion of the transaction, we have the Company named typically as the second lien holder for the vehicle and we release the lien only when the customer’s account balance is fully paid.

We balance the individual store’s autonomy in the underwriting process with a risk management system supported primarily by our district and regional managers’ daily underwriting reviews and periodic store audits, which include a random review of all new loan files and their supporting documentation, to confirm the appraisals adhere to Company policy. Additional risk management measures include our district managers’ audit of each store twice per month. These audits include document inspection (title, picture, contract and key) and new loan review (verifying appraisal of vehicles and completeness of files). Further, our regional managers typically spend one day each week with a different district manager to review the underwriting process and other matters.

Customers

Our typical customer often lives paycheck-to-paycheck, relying on all, or nearly all, of his or her current income to cover immediate living expenses. Thus, we believe that when unexpected expenses arise, these customers value the convenient, immediate, simple and transparent access to funds that we provide. A prior independent industry study found that individual users of alternative financial services products primarily use these funds for bills, emergencies, food and other debt service, while only 6% stated that they use such funds for discretionary shopping and entertainment. In addition, our customers who are small business owners often use title lending as a source of operating capital.

Advertising and Marketing

We believe we have been effective in marketing title loans primarily through network television advertising. Clustering of our stores in geographic regions magnifies the effect of our regional television commercials, as approximately 97% of our stores are concentrated in 39 markets where we currently advertise on television. Further, we market title loans through online pay per click programs, billboards, electronic message centers located in front of our stores and telemarketing to leads generated through our website. In addition, we create customer loyalty through special incentive programs such as Thanksgiving turkey giveaways and customer referral incentive programs. Individual stores employ telemarketing to current and past customers and distribute flyers to local businesses and apartment complexes.

Competition

We compete with a limited number of businesses that exclusively provide title loans, as well as with numerous providers of other alternative financial services, such as payday lenders, installment lenders and pawnbrokers. We believe that the principal competitive factors in the title loan industry and the broader alternative financial services industry are rates, loan size, location, customer service, convenience and confidentiality. We believe that we offer a cheaper alternative to late payment fees and overdraft fees, and significantly lower annual percentage rates, or “APRs,” than other title lenders and other providers of alternative financial services, such as payday lenders.

We believe that both the title loan industry and the broader alternative financial services industry in the United States are highly fragmented. Historically, there have been low barriers to entry, creating fragmentation and enabling small operators to compete with national chains. We believe we are the largest automobile title lender in the United States based on title loans receivable.

Information Systems

We utilize two proprietary point-of-sale systems, TLPro and Atlas. These are fully integrated business solutions designed to:

•	provide fast and reliable applications for business operations;

•	facilitate customer service and risk management for our employees;

•	adapt to individual state requirements and regulations; and

•	adapt to changes in internal business processes and requirements.

TLPro is a traditional client-server application utilizing web-based communication protocols. In addition to its point-of-sale function, TLPro also facilitates sophisticated reporting by replicating data to a reporting server and an analytics server. These reporting capabilities enable us to run management reports, collection reports and analytical reports. TLPro will be phased out over time in favor of the newer Atlas point-of-sale system.

Atlas is a web-based thin client application. The benefits of this type of architecture include increased security, reduced cost of hardware, simplified system usage and increased protection of data. In addition to its point-of-sale function, Atlas also facilitates sophisticated reporting by capturing data in a data warehouse through an extract, transform and load, or “ETL,” process. The reports are centralized in a Microsoft SharePoint-based system enabling us to run management reports, collection reports and business intelligence reports.

Each of these systems provides us with tools for marketing, customer relationship management, and auditing and internal control.

Our technology infrastructure is based on Microsoft and Cisco products. In order to ensure the privacy of our customers’ information, we utilize industry standard SSL-based encryption, with enabled intrusion-detection, system monitoring, web content filtering and endpoint security software.

We operate from two geographically separated mirror-image data centers: a primary data center and a secondary data center or disaster recovery center located within major hosting facilities with physical security and access control. Both data centers are simultaneously operational and replicate data continually in real time. These two data centers store all operational data and document images. The redundancy and infrastructure of the data centers allows us to switch between data centers transparently or to switch only certain business continuity functions, as necessary.

Employees

As of December 31, 2011, we had 3,497 employees, comprised as follows:

Stores and Field Management	3,150
Corporate	347

Total	3,497

We consider our employee relations to be positive. None of our employees are covered by collective bargaining agreements, and we have never experienced any organized work stoppage, strike or labor dispute.

Regulation

Our automobile title lending operations are subject to laws, regulations and supervision in each of the states in which we operate. We are also subject to federal and state laws and regulations related to the recording and reporting of certain financial transactions and the privacy of customer information. The following is a general description of significant regulations affecting our automobile title lending business.

State and Local Regulation.

Each of the states in which we operate has specific state or local licensing requirements applicable to offering loans secured by title to personal property, whether through a traditional loan, title loan or pawn transaction. We obtain state or local licenses where required.

We are subject to various state regulations governing the terms of the automobile title loans we offer. Several state regulations limit our recourse against the customer and the amount that we may lend or provide, as well as restrict the amount of finance or service charges or fees that we may assess and, in certain situations, limit a customer’s ability to renew any such loans. For example, we are prohibited from providing automobile title loans in excess of $2,500 in Mississippi and Tennessee, $3,500 in Florida, and $4,000 in Illinois (under certain circumstances). In addition, we may not provide an automobile title loan to a customer under the age of 19 in Alabama. In some states, we are required to meet minimum bonding or capital requirements and are subject to various transaction record-keeping requirements. In several states, we are subject to periodic examination by state regulators, including examination at the discretion of, and/or without notice by, such state regulators. We must also comply with various consumer disclosure requirements, which are typically similar or equivalent to the federal Truth in Lending Act and corresponding federal regulations. For example, Texas recently passed two bills: HB 2592, which codifies certain loan disclosure and transparency requirements, and HB 2594, which establishes a framework for regulation of our industry by the Consumer Credit Commission, including licensing standards, fees and reporting requirements. In the states in which we have recourse against the customer for payment of the obligation, our collection activities regarding past due loans may also be subject to consumer debt collection laws and regulations adopted by the various states. In addition, we must comply with general consumer protection laws in each state, including laws governing the repossession and foreclosure of collateral.

In addition to state laws and regulations, our business is subject to various local rules and regulations such as local zoning regulation and permit licensing. For example, the Dallas and Austin, Texas City Councils both recently passed ordinances that would restrict extensions of consumer credit by title lenders within city limits by, among other things, linking maximum allowable loan size to 3% of a consumer’s gross annual income, mandating a 25% principal reduction requirement on refinances or renewals and limiting the term of a loan to no more than four months. The industry is currently pursuing legal action against the cities of Dallas and Austin by challenging the legality of the ordinances in court and appealing to the Texas Office of the Consumer Credit Commissioner to intervene. TitleMax of Texas, Inc. is also engaged in challenging the legality of the ordinances in Dallas. The Dallas City Council has postponed the effective date of its ordinances to June 17, 2012, and the Austin City Council has postponed the effective date of its ordinances to May 1, 2012.

Federal Regulation.

Our lending activities are also subject to several federal statutes and regulations, including the following:

•

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” and implementing regulations thereunder, which may impact the marketing and regulation of the products and services offered by the Company, depending on the extent to which the Company and its products and services are ultimately determined to be subject to such Act and regulations. The Consumer Financial Protection Bureau, or the “CFPB,” which was established pursuant to the Dodd-Frank Act, has indicated its initial focus will be on creating transparency and disclosure in the consumer financial products markets to allow consumers to compare products in a clear and simple format. On January 4, 2012, Richard Cordray was appointed Director of the CFPB. Although the CFPB has not been focused on our industry, these new requirements and oversight by the CFPB, to the extent applicable to us, could restrict the products and services we offer or the way we conduct our business, place limits on the pricing of our products and services and increase our cost of doing business. It is still unclear to what extent the CFPB will have regulatory oversight of the industry; however, the CFPB is not authorized to impose interest rate caps on consumer loans.

•

The Gramm-Leach-Bliley Act and its underlying regulations, which relates to privacy and data security and requires us to disclose to our customers our privacy policy and practices, including those relating to the sharing of a customer’s nonpublic personal information with third parties. This disclosure must occur when establishing the customer relationship and, in some cases, at least annually thereafter. We must ensure that our systems are designed to protect the confidentiality of customers’ nonpublic personal information, and we have policies and procedures in place to address unauthorized disclosure of a customer’s nonpublic personal information.

•

The Bank Secrecy Act, or “BSA,” as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or “USA PATRIOT Act,” which imposes a range of anti-money laundering, or “AML,” and anti-terrorism obligations on covered financial institutions. As required by the BSA and USA PATRIOT Act, we undertake certain AML and anti-terrorism compliance measures, including steps to verify the identity of our customers, and we may be required to employ other measures to ensure our compliance with requirements that we report and maintain records regarding transactions that satisfy certain thresholds. In addition, the Office of Foreign Assets Control, or “OFAC,” is responsible for administering and enforcing economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction and other threats to the national security, foreign policy or economy of the U.S. to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the transaction requested, and we must notify the appropriate authorities.

•

The Equal Credit Opportunity Act, or “ECOA,” which prohibits discrimination against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status, age, whether the applicant receives public assistance and whether the applicant has exercised a right under the Consumer Credit Protection Act. The ECOA requires us to notify credit applicants of any action taken on the individual’s credit application. We must provide a loan applicant a Notice of Adverse Action, or “NOAA,” when we deny an application for credit, which must include, among other things, a statement of the ECOA’s prohibition on discrimination and an explanation of the applicant’s rights under the ECOA.

•

The Fair Credit Reporting Act, or “FCRA,” which requires that we give certain notices to customers if we deny credit based upon a credit report or offer a customer less favorable credit terms based upon information in a credit report. Further, the FCRA requires us to implement and follow a “Red Flags Policy” to detect and prevent identity theft.

•

The Truth in Lending Act and its underlying regulations, which imposes specific requirements on our disclosure to customers of credit terms including the annual percentage rate, finance charge, amount financed, total of payments, payment schedule, security, late charges, prepayment and default, among other details related to each automobile title lending transaction.

•

Federal laws which cap the annual percentage rate that may be charged on consumer loans made to active duty military personnel and their immediate families at 36% per annum. This 36% cap applies to automobile title loans that have terms of 181 days or fewer. In addition, we are subject to the Servicemembers Civil Relief Act, which limits the amount of interest we can charge and our right to repossess collateral from military customers.

ITEM 1A.  RISK FACTORS.

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations and projections. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. There also may be other factors that we cannot anticipate or that are not described in this report generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.

Risks Relating to Our Business and Industry

The industry in which we operate is strictly regulated at both the state and federal levels. Changes in applicable laws and regulations governing consumer protection, lending practices and other aspects of our business, or our failure to comply with applicable laws and regulations, could have a significant adverse impact on our business, results of operations, financial condition and ability to service our debt obligations.

Our business and products are subject to extensive regulation by state, federal and local governments that may impose significant costs or limitations on the way we conduct or expand our business. In general, these regulations are intended to protect consumers, not our investors or creditors. See “Item 1. Business—Regulation” for a discussion of the regulatory environment governing our business and industry.

Our business operates under a variety of state statutes and regulations, including those relating to:

•	licensing and posting of fees;

•	lending practices, including disclosure requirements such as those contained in state truth in lending laws and related consumer protection laws;

•	interest rates and fees;

•	currency reporting;

•	recording and reporting of certain financial transactions;

•	privacy and data security of personal consumer information;

•	prompt remittance of excess proceeds from the sale of repossessed automobiles in certain states in which we operate; and

•	serving as a credit services organization, or “CSO,” in certain states in which we may expand our operations.

Most states with laws that specifically regulate our products and services establish allowable fees, interest and other financial terms. In addition, many states regulate the maximum amount, maturity and renewal or extension of terms for the loans we provide. The terms of our products and services vary from state to state in order to comply with the specific laws and regulations of those states. For example, we are prohibited from providing automobile title loans in excess of $2,500 in Mississippi and Tennessee, $3,500 in Florida and $4,000 in Illinois (under certain circumstances). In addition, we may not provide an automobile title loan to a customer under the age of 19 in Alabama and under the age of 18 in all other states in which we currently operate. Our business is primarily regulated at the state level, although at the federal level, we are subject to requirements applicable to military personnel and certain federal lending requirements such as Truth in Lending disclosure requirements. Our failure or the failure of any of our employees to comply with applicable state and federal requirements, whether voluntary or involuntary, could require us to discontinue our automobile title lending business in applicable jurisdictions, which could negatively impact our business. Failure to comply with applicable laws or regulations could result in sanctions by regulatory agencies, civil money penalties or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

The laws and regulations governing our business are subject to change. In recent years, certain consumer advocacy groups and federal and state legislators have asserted that laws and regulations should be tightened to severely limit, if not eliminate, the availability of certain consumer loan products, including title loans.

The Dodd-Frank Act, as well as proposed legislation in various states if adopted, could negatively affect our business and results of operations.

The Dodd-Frank Act that took effect on July 21, 2010 is extensive and significant legislation that, among other things:

•	creates a liquidation framework for the resolution of large bank holding companies and systemically significant nonbank financial companies;

•	creates a new framework for the regulation of over-the-counter derivatives activities;

•	strengthens the regulatory oversight of securities and capital markets activities by the SEC; and

•	creates the CFPB, a new federal authority responsible for administering and enforcing the laws and regulations for consumer financial products and services.

The Dodd-Frank Act will impact the offering, marketing and regulation of consumer financial products and services offered by financial institutions, which may include the products and services offered by the Company. The CFPB has supervision, examination and enforcement authority over the consumer financial products and services of certain non-depository institutions, which could include the Company. Compliance with the regulations implemented under the Dodd-Frank Act or the oversight of the SEC or CFPB may impose costs on, create operational constraints for or place limits on pricing with respect to finance companies such as the Company. Until implementing regulations are issued, no assurance can be given that these new requirements imposed by the Dodd-Frank Act will not increase our cost of doing business, impose new restrictions on the way in which we conduct our business or add significant operational constraints that might impair our profitability. The CFPB also has the power to define and ban “unfair, deceptive or abusive” practices in connection with consumer products.

We are currently following legislative and regulatory developments in Congress and in individual states where we conduct business. It is difficult to assess the likelihood of the enactment of any unfavorable federal or state legislation, and there can be no assurance that additional legislative or regulatory initiatives will not be enacted which would severely restrict, prohibit or eliminate our ability to offer title loans. Any federal or state legislative or regulatory action that would serve to restrict the types of activities in which the Company is engaged could have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows and could impair our ability to service our debt obligations and to continue current operations. Examples of such actions include, among others, the imposition of limits on APRs on consumer loan transactions or the prohibition of cash advance and similar services. The extent of the impact of any future legislative or regulatory changes will depend on the nature of the legislative or regulatory change, the jurisdictions to which the new or modified laws would apply and the amount of business we do in that jurisdiction. Moreover, similar actions by states in which we do not currently operate could limit our opportunities to pursue our growth strategies.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulation and permit licensing. Local jurisdictions’ efforts to restrict the business of alternative financial services product providers through the use of local zoning and permitting laws have been on the rise. Actions taken in the future by local governing bodies to require special use permits or impose other restrictions on such lenders could have a material adverse effect on us. For example, the Dallas and Austin, Texas City Councils both recently passed ordinances that would restrict extensions of consumer credit by title lenders within city limits by, among other things, linking maximum allowable loan size to 3% of a consumer’s gross annual income, mandating a 25% principal reduction requirement on refinances or renewals and limiting the term of a loan to no more than four months.

Failure to maintain certain criteria required by state and local regulatory bodies could result in fines or the loss of our licenses to conduct business.

Most states in which we operate require licenses to conduct our business. These states or their respective regulatory bodies have established criteria we must meet in order to obtain, maintain and renew those licenses. For example, many of the states in which we operate require us to maintain a minimum amount of net worth or equity. From time to time, we are subject to audits in these states to ensure we are meeting the applicable requirements to maintain these licenses. Failure to meet these requirements could result in the revocation of our existing licenses, the denial of our new licensing requests or the imposition of fines, which could adversely affect our results of operations, cash flows and ability to service our debt obligations. We also cannot guarantee that future license applications or renewals will not be denied. If we were to lose any of our licenses to conduct our business, it could result in the temporary or permanent closure of stores, which could adversely affect our results of operations, cash flows and ability to service our debt obligations.

Media reports and public perception of consumer loans, such as automobile title loans, as being predatory or abusive could materially adversely affect our business.

Certain consumer advocacy groups and federal and state legislators have asserted that laws and regulations should be tightened to severely limit, if not eliminate, the availability of certain loan products, such as automobile title loans, to consumers. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. The consumer advocacy groups and media reports characterize these consumer loans as predatory or abusive without discussing the lack of viable alternatives for our customers’ borrowing needs or the comparatively higher cost to the customer when alternatives are not available. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for automobile title loans could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.

Legal proceedings may have a material adverse impact on our results of operations, cash flows, financial condition and ability to service our debt obligations.

In the past, we and our competitors have been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of alternative financial services. We are currently a defendant in multiple legal proceedings. See “Item 3. Legal Proceedings.” It is likely that in the future, we will be subject to currently unforeseen legal proceedings. The adverse resolution of any current or future legal proceeding could cause us to have to refund fees and interest collected, refund the principal amount of advances, pay damages or other monetary penalties or modify or terminate our operations in certain local, state or federal jurisdictions. The defense of such legal proceedings, even if successful, requires significant time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and requires the expenditure of substantial amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant cash payouts and modifications to our operations. Due to the uncertainty surrounding the litigation process, except for those matters for which an accrual has been provided, we are unable to reasonably estimate the range of loss, if any, at this time in connection with the legal proceedings in which we are currently involved. An adverse judgment or settlement of a legal proceeding may substantially exceed any amount currently accrued and could have a material adverse effect on our business, future results of operations, financial condition and ability to service our debt obligations.

Judicial decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements we use illegal or unenforceable.

We include pre-dispute arbitration provisions in our loan agreements. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court. Our arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. They do not generally have any impact on regulatory enforcement proceedings.

We take the position that the Federal Arbitration Act requires the enforcement in accordance with the terms of arbitration agreements containing class action waivers of the type we use. While many courts, particularly federal courts, have agreed with this argument in cases involving other parties, an increasing number of courts, including courts in California, Missouri, Washington, New Jersey, and a number of other states, have concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis.

While the U.S. Supreme Court recently ruled in the AT&T Mobility v. Concepcion case that consumer arbitration agreements meeting certain specifications are enforceable, our arbitration agreements differ in several respects from the agreement at issue in that case, thereby potentially limiting the precedential effect of the decision on our business. In addition, Congress has considered legislation that would generally limit or prohibit mandatory pre-dispute arbitration in consumer contracts and has adopted such a prohibition with respect to certain mortgage loans and also certain consumer loans to members of the military on active duty and their dependents. Further, the Dodd-Frank Act directs the CFPB to study consumer arbitration and report to Congress, and authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. Any such rule would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements).

Any judicial decisions, legislation or other rules or regulations that impair our ability to enter into and enforce pre-dispute consumer arbitration agreements could significantly increase our exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions. Such litigation could have a material adverse effect on our business, results of operations and financial condition.

If our insurance coverage limits are inadequate to cover our liabilities or we suffer losses due to one or more of our insurance carriers defaulting on their obligations, our financial condition and results of operations could be materially adversely affected.

As a result of the liability risks inherent in our line of business, we maintain liability insurance intended to cover various types of property, casualty and other risks. The types and amounts of insurance that we obtain vary from time to time, depending on availability, cost and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insured basis. Our insurance policies are subject to annual renewal. The coverage limits of our insurance policies may not be adequate, and we may not be able to obtain liability insurance in the future on acceptable terms or at all. In addition, our insurance premiums may be subject to increases in the future which may be material. Furthermore, the losses that are insured through commercial insurance are subject to the credit risk of those insurance companies. While we believe our commercial insurance providers are currently credit worthy, we cannot assure you that such insurance companies will remain so in the future. Inadequate insurance coverage limits, increases in our insurance costs or losses suffered due to one or more of our insurance carriers defaulting on their obligations, could have a material adverse effect on our financial condition and results of operations.

A significant portion of our revenue is generated by our stores in Georgia, Alabama, Tennessee and South Carolina.

Approximately 30%, 15%, 14% and 10% of our stores are located in Georgia, Alabama, Tennessee and South Carolina, respectively, which accounted for approximately 39%, 19%, 15% and 14% of our revenue, respectively, for the year ended December 31, 2011. As a result, if any of the events noted in these risk factors were to occur in these states, including changes in the regulatory environment or worsening of economic conditions, it could significantly reduce our revenue and cash flow and could have a material adverse effect on our business, prospects, results of operations and financial condition.

If we lose key management or are unable to attract and retain the management talent required to operate and grow our business, our business, results of operations, cash flows, financial condition and ability to service our debt obligations could be negatively affected.

Our continued growth and future success will depend on our ability to retain the members of our senior management team, who possess valuable knowledge of, and experience with, the legal and regulatory environment of our industry and who have been instrumental in developing our strategic plans and procuring capital to enable the pursuit of those plans. The loss of the services of members of senior management, together with any inability to attract new skilled management, could harm our business and future development.

The interests of our sole member may be different than those of our investors.

Tracy Young is our founder, Chairman of the Board, Chief Executive Officer and sole member, owning all of the outstanding equity interests in our parent holding company, TMX Finance LLC. As a result, subject to the limitations in the agreements governing our indebtedness, including the indenture governing our senior secured notes, or the “Indenture,” Mr. Young has the ability to control substantially all matters of significance to the Company, including the strategic direction of our business, the election and removal of the managers of TMX Finance LLC, the appointment and removal of our officers, the approval or rejection of a sale, merger, consolidation or other business combination, the issuances of additional equity or debt securities, amendments of our organizational documents, the entering into of related party transactions and the dissolution and liquidation of the Company, regardless of whether noteholders believe that any such action is in their best interests.

As a result of Mr. Young’s complete ownership and control of our Company, his interests could conflict with the interests of the holders of the senior secured notes, or our “bondholders.” For example, if we encounter financial difficulties or are unable to pay our debts as they mature, Mr. Young’s interests as our sole equity owner might conflict with the interests of our bondholders. Mr. Young might also have an interest in pursuing transactions that, in his judgment, could enhance his equity investment, even though such transactions might involve risks to our bondholders. In addition, Mr. Young could cause us to make acquisitions that increase the amount of our indebtedness or sell assets, either of which may impair our ability to make payments under the notes.

Economic recession, unemployment and other factors that result in a reduction in demand for our products and services and failure by us to adapt to such a reduction could adversely affect our business and results of operations, as well as our ability to service our debt obligations.

Factors that influence demand for our products and services include macroeconomic conditions such as employment, personal income and consumer sentiment. If consumers become more pessimistic regarding the outlook for the economy and therefore spend less and save more, demand for title loans may decline. In addition, weakened economic conditions may result in an increase in loan defaults and loan losses. We can give no assurance that we will be able to sustain our current bad debt rates or that we will not experience increasing difficulty in collecting defaulted loans. Further, in an economic slowdown, we could be required to tighten our underwriting standards, which likely would reduce our loan balances.

Should we fail to adapt to significant changes in consumers’ demand for our products or services, our revenues could decrease significantly and our operations could be harmed. Even if we do make changes to existing products or services or introduce new products or services to fulfill consumer demand, consumers may resist or may reject such products or services.

We are subject to liabilities for claims related to repossession of automobiles.

We use approved third-party providers in connection with the repossession of defaulting customers’ automobiles. We typically enter into agreements with these providers in which they indemnify us for all losses related to claims arising from a repossession and warrant that they maintain insurance sufficient to cover such claims and indemnification obligations; however, we do not enter into these agreements with every third-party provider. We are subject to the risk that any third-party provider that we use may not have sufficient insurance to cover such claims or indemnification obligations. In such event, we may be subject to claims of customers related to repossession, which could have an adverse effect on our business.

Disruptions in the credit and capital markets could negatively impact the availability and cost of borrowing, which could adversely affect our results of operations, cash flows, financial condition and ability to service our debt obligations.

Borrowed funds represent a significant portion of our capital. We rely on borrowed capital, together with cash flows from operations, to fund our working capital needs, including making title loans. Disruptions in the credit and capital markets, such as those experienced in 2008 and 2009, could adversely affect our ability to obtain capital to make title loans and to refinance existing debt obligations. Efficient access to these markets is critical to our ongoing financial success; however, our future access to the credit and debt capital markets could become restricted due to a variety of factors, including a deterioration of our earnings, cash flow, balance sheet quality or overall business or industry prospects, a sustained disruption or further deterioration in the state of the credit or capital markets or a negative bias toward our industry by market participants. The disruptions and volatility in the credit and capital markets in 2008 and 2009 have caused banks and other credit providers to restrict availability of new credit facilities and require higher pricing upon renewal of existing credit facilities. Our ability to obtain additional financing in the future will depend in part upon prevailing credit and capital markets conditions, and the current state of the credit and capital markets may adversely affect our efforts to arrange additional financing on satisfactory terms. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future title loans, take advantage of acquisitions or other opportunities or respond to competitive challenges.

Changes in credit ratings issued by statistical rating organizations could adversely affect our costs of financing.

Credit rating agencies rate our indebtedness based on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of our indebtedness or placing us on a watch list for possible future downgrading could limit our ability to access the capital markets to meet liquidity needs and refinance maturing liabilities or increase the interest rates and our cost of financing.

The Indenture imposes significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

The Indenture imposes, and future debt agreements may impose, operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•	incur additional indebtedness unless certain financial tests are satisfied or issue disqualified capital stock;

•	pay dividends, redeem subordinated debt or make other restricted payments;

•	make certain investments or acquisitions;

•	issue stock of subsidiaries;

•	grant or permit certain liens on our assets;

•	enter into certain transactions with affiliates;

•	merge, consolidate or transfer substantially all of our assets;

•	incur dividend or other payment restrictions affecting certain of our subsidiaries;

•	transfer, sell or acquire assets, including capital stock of our subsidiaries; and

•	change the business we conduct.

These covenants could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. A breach of any of these covenants could result in a default with respect to the related indebtedness. If a default occurs, the relevant lenders or holders of such indebtedness could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Acceleration of our other indebtedness could result in a default under the terms of the Indenture.

Competition in the financial services industry could cause us to lose market share and revenues.

The industry in which we operate has low barriers to entry and is highly fragmented and very competitive. We encounter significant competition from other automobile title lending companies, pawnshops, installment lending companies, online lenders, consumer finance companies and providers of other forms of alternative financial services, many of which have significantly greater financial resources than we do. Significant increases in the number or size of competitors or other changes in competitive influences could cause us to lose market share and experience slowing or declining revenues, thereby affecting our ability to generate sufficient cash flow to fund our operations and service our indebtedness. We cannot assure you that we will be able to compete successfully with our competitors.

Competition for market share will likely intensify. Increased competition could lead to consolidation within the industry. If our competitors get stronger through consolidation and we are unable to identify attractive consolidation opportunities, we could be at a competitive disadvantage and experience declining market share and revenue. If these events materialize, they could negatively affect our ability to generate sufficient cash flow to fund our operations and service our indebtedness.

In addition to increasing competition among traditional providers of alternative financial services to consumers, there is a risk of losing market share to new market entrants such as banks and credit unions. Several large financial institutions have introduced payday-like products in the last few years. Broad consumer adoption of these alternatives could reduce the number of loans we make and adversely affect our cash flows.

Our growth strategy calls for opening additional stores, both in states in which we currently operate and states into which we are looking to expand. If our competitors aggressively pursue store expansion, competition for store sites could result in a failure to open the planned number of stores and could result in increased costs to procure desired locations, both of which could impair our results of operations.

External factors and other circumstances over which we have limited control or that are beyond our control could adversely affect our ability to grow through the opening of new stores.

Our expansion strategy includes opening new stores. The success of this strategy is subject to numerous external factors, including, but not limited to:

•	the availability of sites with acceptable restrictions and suitable terms;

•	our ability to attract, train and retain qualified store management personnel;

•	our ability to access capital;

•	our ability to obtain required government permits and licenses;

•	the prevailing laws and regulatory environment of each state or jurisdiction in which we operate or seek to operate, which are subject to change at any time; and

•	the degree of competition in new markets and its effect on our ability to attract new customers and our ability to adapt our infrastructure and systems to accommodate our growth.

Some of these factors are outside of our control. The failure to execute our expansion strategy would adversely affect our ability to expand our business and could materially adversely affect our business, prospects, results of operations and financial condition.

If our estimates of allowance for loan losses and accrual for losses on loans we process and guarantee for an unconsolidated third-party lender are not adequate to absorb losses, our results of operations and financial condition may be negatively affected.

We maintain an allowance for loan losses for estimated probable losses on our title loans. We also maintain an accrual for losses related to loans we process for an unconsolidated third-party lender that we guarantee. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for factors considered by management in estimating the allowance for loan losses and accrual for losses related to our unconsolidated third-party lender. As of December 31, 2011, our allowance for loan losses on title loans was $73.1 million and our accrual for losses related to our unconsolidated third-party lender was $1.0 million. These reserves, however, are estimates, and if actual losses are greater than our reserves, our results of operations and financial condition could be adversely affected.

Our business and results of operations may be adversely affected if we are unable to manage our growth effectively.

There can be no assurance that we will be able to continue to grow our business or that our current business, results of operations and financial condition will not suffer if we fail to prudently manage our growth. Failure to grow the business and generate estimated future levels of cash flow could inhibit our ability to service our debt obligations. Our expansion strategy, which contemplates growing our title loans receivable in existing stores, opening new stores in existing markets and opening new stores in new markets, is subject to significant risks. Our current business and results of operations and any future growth depend upon a number of factors, including the ability to obtain and maintain financing to support these opportunities, the ability to hire, train and retain an adequate number of qualified employees, the ability to obtain and maintain any required government permits and licenses, the ability to successfully integrate any acquired operations as well as other factors, some of which are outside of our control, such as the continuation of favorable regulatory and legislative environments. Further, expansion into additional states will increase our regulatory and legal risks. Regulatory and legal actions could divert management’s attention away from executing our growth strategy. The profitability of our current operations could suffer as management’s attention is diverted toward our expansion plans.

We may not be successful at entering new businesses or broadening the scope of our existing product and service offerings.

We may enter into new businesses that are adjacent or complementary to our existing businesses and that broaden the scope of our existing product and service offerings. We may not achieve our expected growth if we are not successful in these efforts. In addition, entering into new businesses and broadening the scope of our existing product and service offerings may require significant upfront expenditures that we may not be able to recoup in the future. These efforts may also divert management’s attention and expose us to new risks and regulations which may have a material adverse effect on our business, results of operations and financial condition.

In certain states, we rely on third parties to make loans to our customers, and the loss of access to any of these third parties could significantly increase our costs and change the way we operate in these jurisdictions.

In certain states, we operate as a CSO and therefore arrange for an unrelated third party to make loans to our customers. There are a limited number of third parties that make these types of loans, and there is significant demand and competition for the services of these third parties. These third parties rely on borrowed funds in order to make consumer loans. If these third parties lose their ability to make loans or become unwilling to make loans and we are unable to find another lending partner, our cost of arranging these loans may increase significantly and we could be forced to change the way we operate in these jurisdictions, which may have a material adverse effect on our financial results, make it difficult to operate profitably in these locations and negatively affect our ability to service our debt obligations.

We depend on hiring an adequate number of hourly employees to run our business and are subject to government regulations concerning these and our other employees, including minimum wage laws.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. The lack of availability of an adequate number of hourly employees or an increase in wages and benefits to current employees could adversely affect our business, results of operations, cash flows, financial condition and ability to service our debt obligations. We are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, health benefits, unemployment and sales taxes, overtime and working conditions and immigration status. Accordingly, legislated increases in the federal minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates and compliance costs and fines, would increase our labor costs, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Any disruption in the availability or security of our information systems could adversely affect our business operations.

We rely heavily upon our information systems to process customer loan transactions, account for our business activities and generate the reporting used by management for analytical and decision-making purposes. Each of our stores is part of an integrated data network designed to facilitate underwriting decisions, reconcile cash balances and report revenue and expense transaction data. Our back-up systems and security measures could fail to prevent a disruption in the availability or performance of our information systems. Any disruption in the availability or performance of our information systems could significantly disrupt our operations and cause us to lose customers and revenue. Further, a security breach of our information systems could also interrupt or damage our operations or harm our reputation. We could be subject to liability if confidential customer information is misappropriated from our information systems. Despite the implementation of significant security measures, our information systems may still be vulnerable to physical break-ins, computer viruses, programming errors, employee misappropriation and attacks by third parties or similar disruptive problems, which could require us to incur significant expense to eliminate these problems and address related data security concerns.

We may be unable to protect our proprietary technology or keep up with that of our competitors.

The success of our business depends to a significant degree upon the protection of our software and other proprietary intellectual property rights. We may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. In addition, competitors could, without violating our proprietary rights, develop technologies that are as good as or better than our technology. Our failure to protect our software and other proprietary intellectual property rights or to develop technologies that are as strong as our competitors’ could put us at a disadvantage to our competitors. Any such failures could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our business may suffer if our trademarks or service marks are infringed.

We rely on trademarks and service marks to protect our various brand names in our markets. Many of these trademarks and service marks have been a key part of establishing our business in the communities in which we operate. We believe these trademarks and service marks have significant value and are important to the marketing of our services. We cannot assure you that the steps we have taken or will take to protect our proprietary rights will be adequate to prevent misappropriation of our rights or the use by others of features based upon, or otherwise similar to, ours. In addition, although we believe we have the right to use our trademarks and service marks, we cannot assure you that our trademarks and service marks do not or will not violate the proprietary rights of others, that our trademarks and service marks will be upheld if challenged or that we will not be prevented from using our trademarks and service marks, any of which occurrences could harm our business.

Adverse real estate market fluctuations could affect our profits.

We currently lease all of our locations. A significant rise in real estate prices or real property taxes could result in an increase in store lease costs as we open new locations and renew leases for existing locations. Any such increase, especially in Georgia, Alabama, Tennessee or South Carolina, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our business is seasonal, which causes our revenues to fluctuate and may adversely affect our ability to service our debt.

Our business typically declines slightly in the first quarter as a result of customers’ receipt of tax refund checks. Demand for our services is generally greatest during the fourth quarter. This seasonality requires us to manage our cash flows over the course of the year. If the state or federal government were to pursue economic stimulus actions or issue additional tax refunds or tax credits at other times during the year, such actions could have a material adverse effect on our business, prospects, results of operations and financial condition during those periods. If our revenues were to fall substantially below what we would normally expect during certain periods, our annual financial results would be adversely impacted and our ability to service our debt may also be adversely affected.

We have incurred increased costs as a result of becoming subject to the reporting requirements of the Exchange Act, and such reporting requirements may divert management’s attention from our business.

Upon registration of our senior secured notes under the Securities Act of 1933, as amended, we became subject to a number of additional requirements, including certain requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act.” These requirements caused us to incur increased costs and might place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting, and also requires that our internal controls be assessed by management beginning with our fiscal year ending December 31, 2012. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. We will be testing our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training for our managers, officers and employees, require the hiring of additional finance, accounting and other personnel, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the senior secured notes.

We have substantial indebtedness. As of December 31, 2011, we had approximately $346.1 million of total debt outstanding. Subject to restrictions in the Indenture, we may incur additional indebtedness.

Our substantial level of indebtedness could have important consequences to our bondholders and significant effects on our business, including the following:

•	it may be more difficult for us to satisfy our financial obligations, including with respect to the notes;

•	our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions or general corporate purposes may be impaired;

•

we must use a substantial portion of our cash flow from operations to pay interest on the notes and our other indebtedness as well as to fund excess cash flow offers on the notes, which will reduce the funds available to use for operations and other purposes;

•	our ability to fund a change of control offer may be limited;

•	our substantial level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•	our substantial level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

We expect to obtain the funds to pay our expenses and repay our indebtedness primarily from our operations and, in the case of our indebtedness, from a refinancing thereof. Our ability to meet our expenses and make these payments therefore depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the notes, or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

Despite our current indebtedness level, we and any of our existing or future subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

We and any of our existing and future subsidiaries may be able to incur substantial additional indebtedness in the future. Although the terms of the Indenture contain limitations on our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions. If we incur any additional indebtedness that ranks equally with the notes, the holders of that additional debt will be entitled to share ratably with the holders of the notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of the Company, subject to any collateral securing the notes. If new debt is added to our or any of our existing and future subsidiaries’ current debt levels, the related risks that we now face could be exacerbated.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our stores generally range in size from approximately 1,800 to 2,400 square feet. We locate our stores in highly visible, accessible locations. We believe that our stores provide a welcoming, personal environment for conducting our business. We prefer our stores to be freestanding single tenant buildings, but we also use retail strip shopping center stores, preferably on an end unit or with a bay with high road visibility. Our stores are located in areas with arterial roadways that we believe have high daily traffic volume and high concentration of retail users, typically with retailers serving comparable customer bases such as national auto parts and rent-to-own companies.

All of our stores are leased, with typical lease terms of five years and two options to renew at the end of the lease, with an average gross monthly rent of $3,800. Our leases usually require that we pay all maintenance costs, insurance costs and property taxes.

The following table shows the composition of our store network at December 31, 2011:

State	Store Count
Alabama	113
Arizona	13
Florida	1
Georgia	230
Illinois	22
Mississippi	3
Missouri	67
Nevada	21
South Carolina	79
Tennessee	104
Texas	77
Virginia	26

Total	756

We believe that our facilities, equipment, furniture and fixtures are in good condition and well maintained and that our facilities are sufficient to meet our present needs.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in a number of active lawsuits, including the legal proceedings discussed below. Due to the uncertainty surrounding the litigation process, except for those matters for which an accrual has been provided, we are unable to reasonably estimate the range of loss, if any, at this time in connection with these legal proceedings. While the outcome of many of these matters is currently not determinable, we believe we have meritorious defenses to the claims in these proceedings and that the ultimate cost to resolve these matters will not have a materially adverse effect on our consolidated financial position, results of operations or cash flows. In addition to the legal proceedings discussed below, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business.

We assess the materiality of litigation by reviewing a range of qualitative and quantitative factors. These factors include the size of the potential claims, the merits of our defenses, the likelihood of the plaintiff’s success on the merits, the regulatory environment that could impact such claims and the potential impact that the litigation could have on our business. We evaluate the likelihood of an unfavorable outcome in accordance with the relevant accounting literature. This assessment is subjective, based on the status of the legal proceedings and on consultation with in-house and external legal counsel. The actual outcomes of these proceedings may differ from our assessments. Unless otherwise disclosed, we are vigorously defending each of these actions. The amount of loss and the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated.

Reginald Dwight, et al v. TitleMax of Tennessee, Inc.

On August 6, 2004, Reginald Dwight filed a class action lawsuit in the Circuit Court of Hamilton County, Tennessee against TitleMax of Tennessee, Inc., or “TMT.” The complaint alleges, among other things, that TMT entered into loan agreements which contained interest rates in excess of the maximum rate allowed under Tennessee law. The plaintiffs sought damages allowed under the Tennessee Consumer Protection Act as well as punitive damages. TMT denied all of the material allegations in the action. The parties settled this action for $93,000. The settlement has been administered and the case was closed on September 12, 2011.

Mignon Norfolk, et al v. TitleMax of Missouri, Inc.

On February 10, 2011, Mignon Norfolk filed a putative class action lawsuit in the Circuit Court of Jefferson County, Missouri against TitleMax of Missouri, Inc., or “TMM,” and a TMM District Manager. The complaint alleges, among other things, that TMM failed to pay certain employees overtime compensation as required by Missouri law. The plaintiff seeks, among other things, a judgment for an amount equal to plaintiff’s unpaid compensation, as well as liquidated damages. The litigation is currently in the discovery phase, and it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this action.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Tracy Young, the founder, Chief Executive Officer and a manager of TMX Finance LLC, is the sole member of TMX Finance LLC, owning directly all 100 of the outstanding limited liability company interests in TMX Finance LLC. There is no established public trading market for common equity of the Company. For information about cash dividends paid for the past two fiscal years (including certain restrictions that limit the payment of dividends), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial data for the Company as of and for the fiscal years ended December 31, 2007, 2008, 2009, 2010 and 2011. The financial information for the years ended December 31, 2009, 2010 and 2011, and as of December 31, 2010 and 2011, has been derived from our audited financial statements included elsewhere in this report. The financial information for the years ended December 31, 2007 and 2008, and as of December 31, 2007, 2008, and 2009 has been derived from our audited financial statements not included in this report.

The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data.”

	Fiscal Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Statements of Income Data:
Interest and fee income	$505,865	$389,449	$312,022	$262,635	$205,535
Provision for loan losses	(99,542)	(63,932)	(51,184)	(45,318)	(36,594)

Net interest and fee income	406,323	325,517	260,838	217,317	168,941

Costs, expenses and other:
Salaries and related expenses	159,201	116,090	90,234	78,046	57,928
Occupancy costs	48,556	34,939	33,366	32,698	24,676
Depreciation and amortization (1)	13,813	10,353	9,027	8,670	7,532
Advertising	15,512	10,243	6,206	13,242	10,318
Other operating and administrative expenses	58,696	41,407	33,720	30,345	22,763
Interest expense, net (2)	42,610	26,251	11,674	13,286	16,556

Total expenses	338,388	239,283	184,227	176,287	139,773

Income from continuing operations before reorganization items	67,935	86,234	76,611	41,030	29,168

Reorganization items (3)	-	4,548	6,655	-	-

Income before discontinued operations	67,935	81,686	69,956	41,030	29,168
(Loss) gain from discontinued operations (4)	-	-	145	(2,184)	4,562

Net income	67,935	81,686	70,101	38,846	24,606
Net income (loss) attributable to noncontrolling interests	(1,627)	(1,906)	(4,031)	(1,977)	1,215

Net income attributable to member’s equity	$69,562	$83,592	$74,132	$40,823	$23,391

	$00,00,000	$00,00,000	$00,00,000	$00,00,000	$00,00,000
	Fiscal Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Non-GAAP Financial Measures (5) (unaudited):
Net income	$67,935	$81,686	$70,101	$38,846	$24,606
Interest expense, net	42,610	26,251	11,674	13,286	16,556
Taxes	638	1,917	756	13	–
Depreciation and amortization	13,813	10,353	9,027	8,999	8,031

EBITDA	$124,996	$120,207	$91,558	$61,144	$49,193

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$38,141	$53,585	$27,008	$10,188	$8,221
Title loans receivable	490,093	360,325	282,917	232,450	199,836
Discontinued operations receivables (4)	-	-	-	-	5,566

Total gross title loans receivable	490,093	360,325	282,917	232,450	205,402
Unamortized loan origination costs	2,829	2,139	1,160	1,251	2,024
Allowance for loan losses	(73,103)	(52,048)	(40,280)	(29,885)	(21,369)

Title loans receivable, net	419,819	310,416	243,797	203,816	186,057
Total assets	604,748	470,331	338,763	283,648	268,782
Total debt	346,054	273,401	178,353	193,884	197,869
Total liabilities	408,410	329,195	207,489	208,550	208,402
Member’s equity	202,484	145,876	133,198	73,904	57,209
Member’s equity and noncontrolling interests	196,338	141,136	131,274	75,098	60,380

Statement of Cash Flow Data:
Net cash provided by operating activities	$175,159	$176,211	$144,225	$105,208	$72,991
Net cash used in investing activities	(246,453)	(154,651)	(95,964)	(75,120)	(111,467)
Net cash provided by (used in) financing activities	55,850	5,017	(31,441)	(28,120)	43,249

(1)	Represents depreciation and amortization of property, equipment and aircraft.

(2)	Includes amortization of debt issuance costs and discount/premium of $3,049, $3,144, $1,210, $2,035, and $3,633 for the fiscal years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

(3)	Reorganization items refer to expenses incurred in connection with our reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code. These items include professional fees and interest earned on accumulated cash resulting from the Chapter 11 proceeding.

(4)	References to discontinued operations relate to payday-lending subsidiaries that were discontinued in April 2008 and had no activity in the fiscal years ended December 31, 2010 or 2011.

(5)	We disclose our earnings before interest expense, taxes, depreciation and amortization, or “EBITDA,” which is a “non-GAAP financial measure” as defined under the rules of the SEC. It is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, U.S. generally accepted accounting principles, or “GAAP.” We present EBITDA because we believe that, when viewed with the Company’s GAAP results and the accompanying reconciliation, EBITDA provides useful information about our operating performance and period-over-period growth, as well as information that is helpful for evaluating the operating performance of our core business without regard to potential disruptions. Additionally, we believe that EBITDA is commonly used by securities analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA when reporting their results. However, EBITDA should not be considered as an alternative to income from continuing operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flows from operating activities or any other liquidity measure derived in accordance with GAAP. Our presentation of EBITDA should not be construed to imply that our future results will be unaffected by unusual or nonrecurring items.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section is intended to provide information that will assist you in understanding our consolidated financial statements, the changes in those financial statements from period to period and the primary factors contributing to those changes. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data.”

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, but that also involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Please see “Forward-Looking Statements” and “Item 1A. Risk Factors” for discussions of the uncertainties, risks and assumptions associated with these statements.

Company Overview

We are a privately-owned automobile title-lending company with 756 company-owned stores in the states of Georgia, Alabama, South Carolina, Tennessee, Missouri, Illinois, Mississippi, Texas, Virginia, Florida, Arizona and Nevada as of December 31, 2011. We serve individuals who generally have limited access to consumer credit from banks, thrift institutions, credit card lenders and other traditional sources of consumer credit. We provide our customers with access to loans secured by a lien on the customers’ automobiles while allowing the customers to retain use of the vehicles during the term of the loans. As of December 31, 2011, we served more than 400,000 customers and had approximately $490.1 million in title loans receivable. We believe that we are the largest automobile title lender in the United States based on title loans receivable.

Our business provides a simple, quick and confidential way for consumers to meet their liquidity needs. We offer title loans in amounts ranging from $100 to $5,000 at rates that we believe, based on market research, are up to 50% less than those offered by other title lenders, with an average loan size of approximately $1,200. Our asset-based loans have loan-to-value ratios that we believe are conservative. At origination, our weighted average loan amount is approximately 69% of appraised wholesale value and approximately 26% of the Black Book retail value. Our title loans do not impact our customers’ credit ratings as we do not run credit checks on our TitleMax and TitleBucks customers and we do not make negative credit reports if we are unable to collect loan balances.

We seek to develop and maintain a large presence in each of the markets in which we operate. Our growth strategy includes increasing our title loans receivable in our existing stores, opening new stores in existing markets, expanding our store base into new markets with favorable characteristics and launching an internet lending model. Our stores are located in highly visible and accessible locations, usually in free-standing buildings and end-units of strip shopping centers. Our strategy has enabled consistent growth throughout the Company’s history that has included fluctuating market conditions. The contraction of consumer credit that began in the fourth quarter of 2008 has led to higher average loan volumes for our stores.

We conduct business in Texas through a wholly-owned subsidiary (TitleMax of Texas, Inc.) registered as a Credit Services Organization, or “CSO,” under Texas law. In connection with operating as a CSO, TitleMax of Texas, Inc. entered into credit services organization agreements, or “CSO Agreements,” with three third-party lenders, or the “CSO Lenders.” The CSO Agreements govern the terms by which we perform underwriting services and refer customers in Texas to the CSO Lenders for a possible extension of a loan. We process loan applications and commit to reimburse the CSO Lenders for any loans or related fees that are not collected from those customers. Two of the CSO Lenders operate on an exclusive basis, and we have determined that they are variable interest entities, or “VIEs,” of which we are the primary beneficiary. Therefore, we have consolidated these VIEs in 2011.

During the year ended December 31, 2011, we continued to execute our growth strategy and opened or acquired 166 new stores. The majority of stores opened were in Texas, Virginia and Nevada, where we opened 75, 25 and 21 stores, respectively. Of the 21 stores opened in Nevada, 20 were acquired from competitors. For the year ended December 31, 2011, the Company had revenues of $505.9 million, an increase of $116.5 million, and net income of $67.9 million, a decrease of $13.8 million, from the corresponding results for the year ended December 31, 2010. The decline in net income for 2011 compared to 2010 was due in part to costs related to the addition of the new stores discussed above, an increase in our net charge-off rate as a percent of originations during the second half of 2011 and additional interest expense due to a higher average outstanding balance of the Company’s senior secured notes. The increase in our net charge-off rate as a percent of originations was a result of a shift toward growth in our store management incentive plans that began in the fourth quarter of 2010. Near the end of 2011, we made modifications to the store management incentive plans to better balance growth and profitability, and we have seen net charge-offs as a percent of originations improve in January and February 2012. We believe our store growth strategy will continue to impact net income as cumulative operating losses from new stores that have not begun to realize a profit continue to reduce earnings from our profitable stores.

Regulatory Environment

The industry in which we operate is subject to strict state and federal laws and regulations, as well as local rules and regulations (such as zoning ordinances and rules related to permit licensing). For example, the Dallas and Austin, Texas City Councils both recently passed ordinances that would restrict extensions of consumer credit by title lenders within the city limits by, among other things, linking maximum allowable loan size to 3% of a consumer’s gross annual income, mandating a 25% principal reduction requirement on refinances or renewals and limiting the term of a loan to no more than four months. The industry is currently pursuing legal action against the cities of Dallas and Austin by challenging the legality of the ordinances in court and appealing to the Texas Office of the Consumer Credit Commissioner to intervene. TitleMax of Texas, Inc. is also engaged in challenging the legality of the ordinances in Dallas. The Dallas City Council has postponed the effective date of its ordinances to June 17, 2012, and the Austin City Council has postponed the effective date of its ordinances to May 1, 2012.

Changes in applicable laws and regulations governing consumer protection, lending practices and other aspects of our business could have a significant adverse impact on our business, liquidity, capital resources, net sales or revenues or income from continuing operations and ability to service our debt obligations. For example, federal, state or local legislative or regulatory actions could negatively impact us by:

•	imposing limits on APRs on consumer loan transactions;

•	prohibiting cash advances and similar services;

•	imposing zoning restrictions limiting areas in which we can open new stores; and

•	requiring that we obtain special use permits for the operation of our business in certain areas.

Any of the above actions could result in a decrease in demand for, or profitability of, our services which could decrease interest and fee income accordingly, as well as decrease demand for employees and stores, and possibly affect our need for additional capital resources. Moreover, similar actions by states in which we do not currently operate could limit our opportunities to pursue our growth strategies.

In some cases, we believe regulatory changes have resulted in a constriction of the availability of unsecured credit for consumers with poor or no credit history (for example, the Card Accountability Responsibility and Disclosure Act of 2009, which, among other things, disallowed the issuance of a credit card to anyone under 21 without a co-signer or proof of ability to repay and also curtailed the amount of fees that banks can assess on cardholders). The Company believes that this constriction in available sources of credit has resulted in, and will continue to result in, an increased demand for our services, which has produced a corresponding growth in our interest and fee income, as well as an increase in our need for employees and opportunities for opening new stores.

Although regulatory uncertainties are outside of our control, the Company will continue to monitor legislative activity closely and attempt to mitigate the risk by expanding our geographic footprint to new states as well as expanding the types of products we offer (such as our introduction of a second lien product).

Key Performance Indicators

We measure our performance through certain key performance indicators, or “KPIs,” that drive our revenue and profitability. Our KPIs include total originations, average originations per store, total title loans receivable balance, average receivable balance per store and net charge-off rate as a percent of aggregate originations over the period. We influence our KPIs through operational execution, information systems and proper incentives for our field-level employees. Externally, our KPIs are affected by competition and macroeconomic conditions, including availability of credit, consumer confidence, consumer spending habits, unemployment and state and federal regulations.

The following table reflects our results as measured by these KPIs:

	Fiscal Year Ended December 31,
	2011	2010	2009
Originations	$627,485	$441,222	$326,138
Average originations per store	830	748	586
Total title loans receivable	490,093	360,325	282,917
Average title loans receivable per store	648	611	508
Net charge-offs as a percent of originations	12.5%	11.8%	12.5%
		(Dollars in thousands)

In addition, we closely monitor same-store interest and fee income. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. The following summarizes the Company’s same-store interest and fee income for the fiscal years ended December 31, 2011, 2010 and 2009:

	Fiscal Year Ended December 31,
	2011	2010	2009
Interest and fee income	$486,394	$385,160	$298,417
Interest and fee income growth	26.3%	29.1%	20.9%
Number of stores open more than 13 months	552	540	484
		(Dollars in thousands)

Results of Operations

Fiscal Year 2011 Compared to Fiscal Year 2010

Interest and fee income

Interest and fee income was $505.9 million for 2011 compared to $389.4 million for 2010. The increase of $116.5 million, or 29.9%, is primarily due to strong same-store performance as customers turned more to title lending because of a contraction of credit from other sources. Same-store interest and fee income increased $101.2 million, or 26.3%, for the year ended December 31, 2011 compared to the same period in 2010. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. Interest and fee income also was higher in the year ended December 31, 2011 due to an increase of approximately $15.3 million of revenue from stores open less than 13 months. The increase from stores open less than 13 months accounted for 13% of the total increase in interest and fee income.

Provision for loan losses

Our provision for loan losses was $99.5 million for 2011 compared to $63.9 million for 2010. The provision increased $35.6 million, or 55.7%. The provision for loan losses is based on loan loss experience, contractual delinquency of title loans receivable, the value of underlying collateral, economic and other qualitative considerations and management’s judgment. Net charge-offs as a percent of originations increased to 12.5% for the year ended December 31, 2011 from 11.8% for the comparable period in 2010. The increase in our net charge-off rate was a result of a shift toward growth in our store management incentive plans. We have now modified the store management incentive plans to better balance growth and profitability, and we expect the net charge-off rate will decrease in the first half of 2012 from the higher level of net charge-offs we experienced in the third and fourth quarters of 2011.

Costs, expenses and other

Salaries and related expenses

Salaries and related expenses were $159.2 million for 2011 compared to $116.1 million for 2010. This represents an increase of $43.1 million, or 37.1%. Approximately $24.1 million of the increase was due to growth-related increases in headcount, primarily related to operational personnel necessary to service the higher volume of loans and as a result of opening new stores. Also contributing to the increase was higher corporate headcount, primarily in the areas of information technology, recruiting and real estate and construction. In addition, a significant portion of our operations employees’ compensation is incentive-based, which increased $18.9 million due to higher profitability at the store, district and regional levels.

Occupancy costs

Occupancy costs were $48.6 million for 2011 compared to $34.9 million for 2010. This increase of $13.7 million, or 39.3%, was primarily due to increases in rent, utilities, and maintenance costs associated with opening new stores as well as expanding corporate office space.

Depreciation and amortization

Depreciation and amortization for 2011 was $13.8 million compared to $10.4 million for 2010. The increase of $3.4 million, or 32.7%, was primarily attributable to remodeling and relocating stores, fitting out new stores, expanding corporate office space and the acquisition of an aircraft in the fourth quarter of 2010. In addition, contributing to the increase was depreciation expense related to an upgrade to our proprietary loan system, which was placed in service in the second quarter of 2011.

Advertising

Advertising expense for 2011 was $15.5 million compared to $10.2 million for 2010. The increase of $5.3 million, or 52.0%, was primarily due to increased television advertising costs in 2011 related to airtime for our “short on cash” marketing campaign.

Other operating and administrative expenses

Other operating and administrative expenses for 2011 were $58.7 million compared to $41.4 million for 2010. The $17.3 million increase was primarily driven by growth-related increases in costs associated with recruiting and relocation, collateral collection, accounting and legal services, travel, and office supplies and postage.

Interest expense, net, including amortization of debt issuance costs

Interest expense, net, including amortization of debt issuance costs, was $42.6 million for 2011 compared to $26.3 million for 2010. This represents an increase of $16.3 million, or 62.0%. During 2011, the $250.0 million aggregate principal amount of our 13.25% senior secured notes issued on June 21, 2010, or the “2010 Notes,” were outstanding for the entire year. In addition, during 2011, we incurred interest on $60.0 million aggregate principal amount of our 13.25% senior secured notes issued on July 22, 2011, or the “2011 Notes,” from the date of issuance through December 31, 2011. During 2010, we paid the default rate of interest on our term loan during our bankruptcy proceedings and incurred interest on the 2010 Notes from the date of issuance through December 31, 2010. We expect interest expense to increase in the future relative to prior periods due to the higher average outstanding debt balance.

Reorganization items

There were no reorganization items in 2011 compared to $4.5 million for 2010. On June 16, 2011, the final Chapter 11 decree closing the bankruptcy case was signed and filed with the court.

Net income

As a result of the above factors, net income was $67.9 million for 2011 compared to $81.7 million for 2010.

Fiscal Year 2010 Compared to Fiscal Year 2009

Interest and fee income

Interest and fee income was $389.4 million for 2010 compared to $312.0 million for 2009. The increase of $77.4 million, or 24.8%, was primarily due to strong same-store performance as customers turned more to title lending because of a contraction of credit from other sources. Same-store interest and fee income increased 24.9% for the year ended December 31, 2010 compared to the same period in 2009. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. The Company increased its store count by 31 stores during 2010; however, these stores were opened late in the fourth quarter and did not significantly contribute to interest and fee income.

Provision for loan losses

Our provision for loan losses was $63.9 million for 2010 compared to $51.2 million for 2009. This represents an increase of $12.7 million, or 24.8%. The provision generally increases with increases in title loans receivable, and as of December 31, 2010, title loans receivable increased 27.4% from the comparable 2009 period. Net charge-offs as a percent of originations decreased to 11.8% for 2010 from 12.5% for 2009 due to our collection processes, continuous internal compliance reviews and incentive-based compensation plans, which take charge-offs into consideration and are designed to monitor and limit loan losses.

Costs, expenses and other

Salaries and related expenses

Salaries and related expenses were $116.1 million for 2010 compared to $90.2 million for 2009. This increase was $25.9 million, or 28.7%. Approximately $11.3 million of the increase was due to growth-related increases in headcount, primarily related to operational personnel necessary to service the higher volume of loans. Also contributing to the increase was higher corporate headcount, primarily in the areas of information technology, recruiting and real estate and construction. In addition, a significant portion of our employees’ compensation is incentive-based, which increased $8.9 million due to higher profitability at the store, district and regional levels. Further, $5.7 million of the increase is due to the cost associated with the phantom stock award/employee stock option held by our former President.

Occupancy costs

Occupancy costs were $34.9 million for 2010 compared to $33.4 million for 2009. This increase of $1.5 million, or 4.5%, was primarily due to an increase in rent, related utilities and maintenance costs associated with the opening of 31 new stores as well as expanding corporate office space.

Depreciation and amortization

Depreciation and amortization for 2010 was $10.4 million compared to $9.0 million for 2009. The increase of $1.4 million, or 15.6%, was attributable to remodeling and relocating stores, fitting out new stores and expanding corporate office space. Also contributing to the increase was the acquisition of an aircraft in the fourth quarter of 2010.

Advertising

Advertising expense was $10.2 million for 2010 compared to $6.2 million for 2009. The increase of $4.0 million, or 64.5%, was primarily due to increased television advertising costs in 2010 related to production and airtime costs for our “short on cash” marketing campaign.

Other operating and administrative expenses

Other operating and administrative expenses were $41.4 million for 2010, compared to $33.7 million for 2009. The increase of $7.7 million, or 22.8%, was due in part to approximately $1.1 million in professional fees associated with a bridge loan facility of up to $40.0 million that we did not draw upon prior to the issuance of the 2010 Notes. The remaining increase is primarily attributable to growth-related increases in costs associated with legal and accounting services, collateral collection, travel, office supplies and postage, recruiting and relocation, and information technology consulting fees. The increase in other operating and administrative expenses in 2010 compared to 2009 was partially offset by a $4.0 million impairment charge in 2009 related to the aircraft sold in 2010.

Interest expense, net, including amortization of debt issuance costs

Interest expense, net, including amortization of debt issuance costs, was $26.3 million for 2010 compared to $11.7 million for 2009. The increase of $14.6 million, or 124.8%, was due to several factors. We paid the default rate of interest on a term loan during the first 3  1/2 months of 2010 during our bankruptcy proceedings. Upon emergence from bankruptcy, we paid LIBOR plus 1100 basis points on a term loan exit facility from mid-April through June 21, 2010. We incurred 13.25% interest on $250.0 million of the 2010 Notes from their issuance on June 21, 2010 through December 31, 2010. Also contributing to the increase was $2.0 million of amortization expense on the senior secured notes debt issuance costs and discount.

Reorganization items

Reorganization items, consisting of professional fees related to the bankruptcy, were $4.5 million for 2010 compared to $6.7 million for 2009. The decrease reflects the timing of activities related to the bankruptcy proceeding.

Net income

As a result of the above factors, net income for 2010 was $81.7 million compared to $70.1 million for 2009.

Liquidity and Capital Resources

We manage our liquidity and capital positions to satisfy several objectives. Near-term liquidity is managed to ensure adequate resources are available to fund seasonal growth in loans and related interest receivable in an amount that exceeds increases in accounts payable and accrued expenses (our working capital). Growth in working capital is driven by demand for our loan products and is currently funded through operating cash flows without the need for reliance on other sources. Long-term capital needs are managed by assessing the growth capital needs of the Company and balancing those needs against the available internal and external capital resources. Long-term capital needs have historically been funded through credit facilities and issuances of debt securities. We manage the risk that we may not be able to refinance our debt securities through proper timing of refinancing transactions ahead of scheduled maturities and, to a lesser extent, as market conditions permit.

Our principal sources of near-term liquidity are cash on hand, working capital and cash flows from operations. Cash and cash equivalents were $38.1 million at December 31, 2011 as compared to $53.6 million at December 31, 2010.

In June 2010 and July 2011, we issued $250.0 million and $60.0 million, respectively, of senior secured notes due 2015. These notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside of the United States in compliance with Regulation S under the Securities Act. The 2011 Notes were issued with terms substantially identical to the terms of the 2010 Notes and at a $4.2 million premium, which resulted in gross proceeds of $64.2 million.

The Indenture governing our senior secured notes limits our ability to incur additional indebtedness. However, we are permitted to obtain a $25.0 million secured revolving loan facility that would be equal in priority with the senior secured notes. Additionally, we may incur additional debt as long as the new debt does not cause us to maintain less than a 3:1 earnings to fixed charge ratio, as defined in the Indenture. At December 31, 2011, our earnings to fixed charge ratio was below 3:1. We expect our earnings to fixed charge ratio to be above 3:1 at March 31, 2012. We may seek to draw on the additional permitted sources of borrowing in the foreseeable future to continue to facilitate our aggressive growth strategy. For a description of our outstanding borrowings, see “—Other Indebtedness.”

Additional covenants in the Indenture restrict, among other things, our ability to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indenture, engage in mergers or consolidations, change the business we conduct, engage in certain transactions with affiliates and make distributions to our sole member. Such restrictions, together with our highly leveraged nature and recent disruptions in the credit markets, could limit our ability to respond to changing market conditions, fund our capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

We are in compliance with the covenants in the Indenture as of December 31, 2011. A significant decline in the demand for our products and services or other unexpected changes in financial condition could cause our earnings to fixed charge ratio to be below 3:1 for an extended period of time. This ratio must be above 3:1 for us to incur additional indebtedness, including the issuance of guarantees under our CSO Agreements. If we are unable to incur additional indebtedness for growth in our CSO operations, our net income may decrease due to impairment of assets and less revenue from CSO operations, which could adversely affect our ability to obtain new credit under favorable terms. We do not anticipate a significant decline in demand for our products and services. To the extent that we experience short-term or long-term funding disruptions, we have the ability to address these risks through various means, including adjustments to short-term lending to customers, reductions in capital spending and reductions in expenses, all of which could be expected to generate additional liquidity.

To the extent permitted by the Indenture, we expect to make periodic distributions to our sole member in amounts sufficient for him to pay some or all of the taxes due on the Company’s items of income, deductions, losses and credits which have been allocated for reporting on the sole member’s income tax return. We may also make distributions to the sole member in addition to those required for personal income taxes. Total distributions to the sole member were approximately $13.0 million and $75.4 million for the years ended December 31, 2011 and 2010, respectively. The 2011 amount includes a noncash distribution of approximately $0.3 million related to leasehold improvements in store location properties sold by TY Investments, LLC. We anticipate making distributions to the sole member for estimated income taxes for 2011 totaling approximately $24 to $27 million. At December 31, 2011, the remaining availability of permitted distributions to our sole member for purposes other than estimated personal income tax payments was approximately $5.8 million (calculated net of an estimate for personal income tax distributions anticipated on taxable income during the period).

The Indenture requires us, in the first quarter of 2012 and each year thereafter, to make “excess cash flow offers” (as defined in the Indenture) to all holders of notes to purchase the maximum principal amount of notes that may be purchased with the lesser of $30.0 million or 75% of excess cash flow (as defined in the Indenture) for the applicable fiscal year. An investment banking firm makes a market for our bonds and the volume of transactions is relatively small. Historically, the market price for our bonds based on the limited trading that occurs has been well above the price we must offer to our bondholders in the 2012 excess cash flow offer. Therefore, we do not expect a significant amount of cash to be used to fund the 2012 excess cash flow offer.

In May 2010, the IRS initiated an examination of the income tax return of TitleMax of Georgia, Inc., or “TMG.” The examination was expanded to cover all of the Company’s wholly-owned subsidiaries and TitleMax Aviation, or “Aviation.” The IRS completed its fieldwork and issued its report in April 2011. We paid approximately $0.9 million in 2011 for agreed adjustments related to the IRS examination. We are contesting other proposed adjustments that could result in maximum additional tax distributions of approximately $1.0 million.

In November 2010, we acquired an aircraft for $17.5 million that satisfied the requirements of Section 1031 of the Internal Revenue Code to complete the like-kind exchange for an aircraft sold in May 2010. The purchase of the aircraft was funded by notes payable to the sole member. In February 2011, these notes were refinanced into one note payable to the sole member with a principal balance of $17.4 million bearing interest at 10%. In December 2011, this note was refinanced into two notes payable to the sole member with principal balances of $12.0 million and $5.4 million, bearing interest at 5.12% and 10%, respectively.

Cash flows from operating activities

Net cash provided by operating activities was $175.2 million for the year ended December 31, 2011, a decrease of $1.0 million, or 0.6%, from the comparable 2010 amount of $176.2 million. The decrease in cash provided by operating activities was due to a $13.8 million decrease in net income, offset by a $40.7 million increase in adjustments to reconcile net income to cash provided by operating activities and a $27.9 million decrease in cash from net changes in operating assets and liabilities. The increase in adjustments to reconcile net income to cash provided by operating activities was driven primarily by the increase in the provision for loan losses, which resulted from increased demand for our loan products and changes in underwriting procedures through modifications to our incentive programs for store management. The decrease in cash from changes in operating assets and liabilities was primarily a result of a decrease in accounts payable and accrued expenses due to timing of payments and more cash used in other assets. The increase in cash used by other assets was primarily attributable to deposits related to our unconsolidated third-party lender under our CSO arrangements, repossessed asset inventory, security deposits and inventory related to opening new stores.

Cash flows from investing activities

Net cash used in investing activities was $246.5 million for the year ended December 31, 2011, representing an increase of $91.8 million, or 59.3%, from the comparable 2010 amount of $154.7 million. The higher use of cash in investing activities was primarily attributable to the $75.5 million increase in loans originated. Also contributing to the higher use of cash was capital expenditures of $32.0 million, which was an increase of $13.4 million over the 2010 amount. This increase is related to ongoing projects to upgrade our technology and to manage our store portfolio through remodels or movement of locations, fitting out new stores and installing new signs. In addition, $7.6 million of the increase related to acquisitions and $4.3 million related to an increase in restricted cash. These increases were partially offset by $1.8 million of cash provided by our consolidation for financial reporting purposes of two of our three third-party lenders under our CSO arrangements in 2011.

Cash flows from financing activities

For the year ended December 31, 2011, net cash provided by financing activities was $55.9 million, representing an increase of $50.9 million compared to the 2010 amount of $5.0 million. Cash provided by financing activities in 2011 was primarily a result of the proceeds from our issuance of the 2011 Notes. The cash provided by financing activities in 2010 was the result of the net proceeds from the issuance of the 2010 Notes, offset by the $151 million repayment of our term loan previously outstanding, distributions to the sole member, repayments of other notes payable and payments of debt issuance costs.

Other Indebtedness

As of December 31, 2011 we have $31.9 million of notes payable in the aggregate, consisting of one unsecured note payable to a bank, three unsecured notes payable to our sole member and 28 notes payable to individuals issued by our two consolidated CSO Lenders. The note payable to a bank and the three notes payable to our sole member were issued by TitleMax Aviation, Inc., or “Aviation,” an entity owned by our sole member that we consolidate because we have determined it is a VIE of which we are the primary beneficiary. The note payable to a bank has a principal balance of $0.4 million as of December 31, 2011 and incurs interest at the prime rate plus 2.0% (5.25% at December 31, 2011). The three notes payable to our sole member are in the amounts of $12.0 million, $5.4 million and $3.1 million. The $12.0 million note has a fixed interest rate of 5.12% and is payable in monthly installments of $104,000, including interest and principal, with a final payment of $8.4 million due in December 2016. The $5.4 million note has a fixed interest rate of 10% payable monthly, with the full principal amount due in December 2015. The $3.1 million note is collateralized by an aircraft owned by Aviation and guaranteed by the Company. This note has a fixed interest rate of 6.35% and is payable in monthly installments of $35,000, including interest and principal, with a final payment of $2.1 million due in October 2015. In 2011, the Company’s consolidated CSO Lenders issued a total of $11.0 million in 28 notes payable to third parties. One consolidated CSO Lender issued 24 notes with an aggregate principal of $8.0 million due in 2012, bearing interest ranging from 6% to 16% and secured by the assets of the CSO Lender. These notes allow the CSO Lender to take one or more draws up to a total maximum principal of $8.4 million. As of December 31, 2011, a total of $8.0 million was drawn under these notes. The other consolidated CSO Lender issued four unsecured notes in the aggregate amount of $3.0 million. One of these notes has a principal balance of $1.9 million that bears interest at 6% and is due in May 2012. The other three notes bear interest at 14% and are due in the fourth quarter of 2012. Each of these four notes has an automatic annual renewal provision with a 1% increase in the interest rate with each renewal.

Management believes that our currently available short-term and long-term capital resources will be sufficient to fund our anticipated cash requirements, including working capital requirements, capital expenditures, scheduled principal and interest payments, payments pursuant to any excess cash flow offers and income tax obligations of our sole member, for at least the next 12 months. However, if the demand for our products in existing and new stores is greater than we expect, we may be required to increase the interest rates and fees we charge for our products or seek additional borrowings.

Capital Expenditures

Since 2009, our capital expenditures have increased consistently. Capital expenditures as of December 31, 2009, 2010 and 2011 were $4.0 million, $18.6 million and $32.0 million, respectively. We do not have any material capital expenditure commitments as of December 31, 2011. We expect capital expenditures to increase to $40.0 million in 2012. The major components of our 2012 capital expenditures include the construction of new stores, relocation and renovation of existing stores, acquisition of new signs and a significant investment in the development of our proprietary point-of-sale system.

Contractual Payment Obligations

The following table summarizes our material contractual payment obligations, including periodic interest payments, as of December 31, 2011. The future contractual requirements include payments required for our debt obligations, operating leases and contractual purchase obligations.

	Payments due by December 31,
	2012	2013	2014	2015	2016	Thereafter
Senior secured notes(1)	$41,075	$41,075	$41,075	$351,075	$-	$-
Notes payable issued by consolidated VIEs	12,493	-	-	-	-	-
Note payable to bank	410	-	-	-	-	-
Notes payable to sole member	2,130	2,217	2,217	9,661	9,752	-
Obligations under capital leases	256	261	267	272	283	2,022
Obligations under operating leases	30,866	26,674	22,417	18,538	12,464	34,450

Total	$87,230	$70,227	$65,976	$379,546	$22,499	$36,472

					(Dollars in thousands)

(1) The Indenture requires the Company to make excess cash flow offers in the first quarter of 2012 and each year thereafter for the lesser of $30 million or 75% of excess cash flow (as defined in the Indenture). These contractual payments do not include the effects of any such payments as the amounts, if any, are not presently determinable.

Seasonality

Our business is seasonal due to fluctuating demand for our title loans during the year. Historically, we have experienced our highest demand in the fourth quarter of each fiscal year, with approximately 31% of our annual originations occurring in this period. Also, we have historically experienced a reduction of 9% to 15% in our title loans receivable in the first quarter of each fiscal year, primarily associated with our customers’ receipts of tax refund checks. Accordingly, we typically experience a higher use of cash in the fourth quarter while generating more cash in the first quarter (exclusive of any other capital usage). Due to the seasonality of our business, results of operations for any fiscal quarter are not necessarily indicative of the results of operations that may be achieved for the full fiscal year or any future period.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or “GAAP.” The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience, empirical data and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Board of Managers of the Company.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Loan Losses and Accrual for CSO Lender Loan Losses

The most significant estimates made in the preparation of our accompanying consolidated financial statements are the determination of an allowance for loan losses and an accrual for losses related to loans we process for our unconsolidated CSO Lender. The allowance for loan losses and accrual for loan losses related to our unconsolidated CSO Lender represent management’s estimate of losses on title loans receivable and loans processed for our unconsolidated CSO Lender that we guarantee under CSO Agreements. These estimates are based on an analytical model that contemplates several factors, including historical delinquencies, charge-offs and recovery rates. Additional factors, such as length of time stores have been open in a state, relative mix of new stores within a state and other relevant factors, are evaluated on a periodic basis to determine the adequacy of the reserve. Based on the results of this analytical model, we record an allowance for loan losses on our consolidated balance sheets. In addition, we record a liability for estimated losses related to the guaranteed loans owned by our unconsolidated CSO Lender in accounts payable and accrued expenses on our consolidated balance sheets. Loans that are deemed to be uncollectible are charged-off against the allowance when they become 61 days contractually past due. Recoveries on losses previously charged to the allowance are credited to the allowance when collected. For the years ended December 31, 2011 and 2010, if default rates were 2.5% higher or lower, the allowance for loan losses would change by approximately $12.2 million and $9.0 million, respectively.

Income Recognition

Interest and fee income is recognized using the interest method. Accrual of interest and fee income on title loans receivable is discontinued when no payment has been received for 35 days or more. Effective October 1, 2009, management changed its accounting estimate related to the suspension of interest and fee income. Prior to this date, accrual of interest and fee income on title loans receivable ceased when no payment was received for 30 days or more pursuant to contractual terms. Based on additional information and analysis of current customer payment trends, management determined that the likelihood of receiving a payment from a customer diminishes when no payment is received for 35 days. As a result, we revised our policy for the suspension of interest and fee income. The effect of this change in estimate for the fiscal year ended December 31, 2009 was an increase in interest receivable and interest and fee income of $2.7 million.

Off-Balance Sheet Arrangements with Unconsolidated CSO Lender

Under the terms of the CSO Agreement with a non-exclusive third-party lender, we are contractually obligated to reimburse the lender for the full amounts of the loans and certain related fees that are not collected from the customers. In certain cases, the lender sells the related loans, and our obligation to reimburse for the full amounts of the loans and certain related fees that are not collected from the customers extends to the purchaser. As of December 31, 2011, the total amount of loans and related fees guaranteed by us was approximately $7.1 million. The value of the related liability at December 31, 2011 was approximately $1.0 million and is included in accounts payable and accrued expenses on the consolidated balance sheets and provision for loan losses on the consolidated statements of income.

Recent Accounting Standards

In December 2010, the Financial Accounting Standards Board, or the “FASB,” issued Accounting Standards Update, or “ASU,” No. 2010-28 to modify the first step of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity must assess whether it is more likely than not that goodwill impairment exists. When qualitative factors exist that indicate goodwill is more likely than not impaired, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test when the carrying amount of the reporting unit is zero or negative. The Company adopted the provisions of this guidance in 2011 with no material impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any financial instruments that expose it to material cash flow or earnings fluctuations as a result of market risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Sole Member

TMX Finance LLC and Affiliates

We have audited the accompanying consolidated balance sheets of TMX Finance LLC and Affiliates (collectively the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, member’s equity and noncontrolling interests, and cash flows for the years ended December 31, 2011, 2010, and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMX Finance LLC and Affiliates as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011, 2010, and 2009 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Raleigh, North Carolina

March 19, 2012

TMX FINANCE LLC

AND AFFILIATES

Consolidated Balance Sheets

December 31, 2011 and 2010

(Dollars in Thousands)

	2011	2010
Assets
Cash and cash equivalents	$38,141	$53,585

Title loans receivable	490,093	360,325
Allowance for loan losses	(73,103)	(52,048)
Unamortized loan origination costs	2,829	2,139

Title loans receivable, net	419,819	310,416

Interest receivable	31,517	23,435
Property, equipment and aircraft, net	72,571	54,710
Debt issuance costs, net of accumulated amortization of $5,445 and $1,795 as of December 31, 2011 and December 31, 2010, respectively	14,042	15,400
Goodwill	5,975	-
Intangible assets, net	140	-
Note receivable from sole member	1,549	1,967
Other assets	20,994	10,818

Total Assets	$604,748	$470,331

Liabilities and Equity
Senior secured notes, net	$312,120	$247,935
Notes payable	11,370	990
Notes payable to related parties	20,512	22,356
Obligations under capital leases	2,052	2,120
Accounts payable and accrued expenses	62,356	55,794

Total Liabilities	408,410	329,195

Commitments and contingencies (Notes 17 and 18)
Member’s equity and noncontrolling interests:
Total member’s equity (with retained earnings of $186,704 and $130,096 at December 31, 2011 and December 31, 2010, respectively)	202,484	145,876
Noncontrolling interests	(6,146)	(4,740)

Total member’s equity and noncontrolling interests	196,338	141,136

Total Liabilities and Equity	$604,748	$470,331

See notes to consolidated financial statements.

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Income

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands)

	2011	2010	2009
Interest and fee income	$505,865	$389,449	$312,022
Provision for loan losses	(99,542)	(63,932)	(51,184)

Net interest and fee income	406,323	325,517	260,838

Costs, expenses and other:
Salaries and related expenses	159,201	116,090	90,234
Occupancy costs	48,556	34,939	33,366
Depreciation and amortization	13,813	10,353	9,027
Advertising	15,512	10,243	6,206
Other operating and administrative expenses	58,696	41,407	33,720
Interest, including amortization of debt issuance costs	42,610	26,251	11,674

Total expenses	338,388	239,283	184,227

Income from continuing operations before reorganization items	67,935	86,234	76,611

Reorganization items:
Professional fees	-	4,548	6,664
Interest earned on accumulated cash from Chapter 11 proceeding	-	-	(9)

Total reorganization items	-	4,548	6,655

Income before discontinued operations	67,935	81,686	69,956
Gain from discontinued operations	-	-	145

Net income	67,935	81,686	70,101
Net loss attributable to noncontrolling interests	(1,627)	(1,906)	(4,031)

Net income attributable to member’s equity	$69,562	$83,592	$74,132

See notes to consolidated financial statements.

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Member’s Equity and Noncontrolling Interests

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands)

	Member’s Equity	Noncontrolling Interests	Total Member’s Equity and Noncontrolling Interests
Balance, December 31, 2008	$73,904	$1,194	$75,098
Net income (loss)	74,132	(4,031)	70,101
Contributions from sole member	1,031	913	1,944
Distributions to sole member	(15,065)	-	(15,065)
Employee equity option	(804)	-	(804)

Balance, December 31, 2009	133,198	(1,924)	131,274
Net income (loss)	83,592	(1,906)	81,686
Contributions from sole member	3,146	420	3,566
Distributions to sole member	(74,060)	(1,330)	(75,390)

Balance, December 31, 2010	145,876	(4,740)	141,136
Net income (loss)	69,562	(1,627)	67,935
Consolidation of variable interest entities	-	221	221
Distributions to sole member	(12,954)	-	(12,954)

Balance, December 31, 2011	$202,484	$(6,146)	$196,338

See notes to consolidated financial statements.

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands)

	2011	2010	2009
Cash Flows from Operating Activities
Net income	$67,935	$81,686	$70,101
Gain from discontinued operations	-	-	(145)

Net income-continuing operations	67,935	81,686	69,956
Adjustments to reconcile net income-continuing operations to net cash provided by operating activities-continuing operations
Provision for loan losses	99,542	63,932	51,184
Employee equity option	-	-	(804)
Depreciation and amortization	13,813	10,353	9,027
Amortization of discount, premium, debt issuance and upfront lease costs	3,887	2,230	1,459
Amortization of acquired intangibles	160	-	-
Loss on disposal of property and equipment	128	264	805
Loss on disposal of aircraft held for sale, net of selling expenses	-	13	142
Loss on impairment of aircraft held for sale	-	-	4,000
Changes in assets and liabilities:
Interest receivable	(8,082)	(7,462)	(3,638)
Other assets	(7,288)	(1,256)	(2,615)
Net change in loan origination costs	(690)	(979)	91
Accounts payable and accrued expenses	5,754	27,430	14,718

Net cash provided by operating activities-continuing operations	175,159	176,211	144,325

Net cash used in operating activities-discontinued operations	-	-	(100)

Cash Flows from Investing Activities-continuing operations
Net title loans originated	(205,098)	(129,572)	(91,256)
Payments for acquisitions, net of cash acquired	(8,032)	(400)	-
Purchase of property and equipment	(32,010)	(18,601)	(4,023)
(Increase) decrease in restricted cash	(3,525)	846	(685)
Proceeds from sale of aircraft held for sale, net of selling expenses	-	12,700	-
Purchase of aircraft	-	(17,657)	-
Issuance of note receivable to sole member	-	(2,000)	-
Receipt of payments on note receivable to sole member	418	33	-
Cash from consolidation of variable interest entities	1,794	-	-

Net cash used in investing activities-continuing operations	(246,453)	(154,651)	(95,964)

Cash Flows from Financing Activities-continuing operations
Repayments of term loan, net	-	(151,000)	(17,000)
Proceeds from senior notes	64,200	247,695	-
Proceeds from notes payable to related parties	12,000	17,750	4,282
Proceeds from notes payable issued by variable interest entities	9,080	-	-
Repayments of notes payable to related parties	(13,844)	(5,647)	(197)
Repayments of notes payable and capital leases	(667)	(14,762)	(3,905)
Payments of debt issuance costs	(2,291)	(17,195)	(1,500)
Proceeds from contributions to consolidated variable interest entities	76	-	-
Proceeds from sole member contributions	-	3,566	1,944
Distributions to sole member	(12,704)	(75,390)	(15,065)

Net cash provided by (used in) financing activities-continuing operations	55,850	5,017	(31,441)

Net (decrease) increase in cash and cash equivalents	(15,444)	26,577	16,820
Cash and cash equivalents at beginning of period	53,585	27,008	10,188

Cash and cash equivalents at end of period	$38,141	$53,585	$27,008

See notes to consolidated financial statements.

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Cash Flows, continued

(Dollars in Thousands)

	2011	2010	2009
Supplemental disclosure of cash flow information:
Interest paid	$38,251	$7,694	$8,348

Assets acquired through capital leases	$-	$-	$1,289

Leasehold improvements distributed to sole member	$250	$-	$-

Supplemental disclosure of reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$-	$6,457	$4,602

Interest received on accumulated cash from Chapter 11 proceeding	$-	$-	$9

See notes to consolidated financial statements.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(1)	Nature of Business, Principles of Consolidation, Basis of Presentation, Use of Estimates and Significant Accounting Policies

Nature of Business

TMX Finance LLC and affiliates (collectively, the “Company”) is an alternative finance company that originates and services automobile title loans through 756 title-lending stores in 12 states as of December 31, 2011. Affiliates include wholly-owned subsidiaries and consolidated variable interest entities (“VIEs”) as described below. The parent company, TMX Finance LLC, changed its name from TitleMax Holdings, LLC to TMX Finance LLC effective June 21, 2010. The Company operates as TitleMax in 632 stores, and in 120 stores, the Company operates under a TitleBucks brand. The Company offers a second lien automobile product in Georgia under the EquityAuto Loan brand, with operations conducted within 123 TitleMax stores and through 4 standalone stores. Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment: alternative financial services.

The Company is subject to laws, regulations and supervision in each of the states in which it operates. Most states have laws that specifically regulate the Company’s products and services to establish allowable fees, interest and other economic terms. The terms of products and services offered by the Company vary between states to comply with each state’s specific laws and regulations. In addition to state laws and regulations, the Company’s business is subject to various local rules and regulations such as zoning regulation and permit licensing.

The interest rates and fees for the Company’s products and services are not currently regulated directly at the federal level, but laws and regulations governing the business are subject to change. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted into law. This act established the Consumer Financial Protection Bureau (“CFPB”) as a federal authority responsible for administering and enforcing the laws and regulations for consumer financial products and services. The legislation does not specifically target title lending, traditional pawn or installment lending for CFPB regulation. Furthermore, the CFPB is specifically prohibited from instituting federal usury interest rate caps. It is still unclear to what extent the CFPB will have regulatory oversight of the industry in which the Company operates.

Principles of Consolidation

TMX Finance LLC is a single member Delaware limited liability company that, through its subsidiaries, is engaged primarily in the origination and servicing of automobile title loans. TMX Finance LLC has 19 wholly-owned subsidiaries: TitleMax of Alabama, Inc., TitleMax of Arizona, Inc., TMX Finance of Florida, Inc., TitleMax of Georgia, Inc., TitleMax of Illinois, Inc., TitleMax of Mississippi, Inc., TitleMax of Missouri, Inc., TitleMax of Nevada, Inc., TitleMax of South Carolina, Inc., TitleMax of Tennessee, Inc., TitleMax of Virginia, Inc., TMX Finance of Virginia, Inc., TitleMax of Texas, Inc., TMX Finance of Texas, Inc., EquityAuto Loan, LLC (“EAL”), TMX Credit, Inc., TitleMax Funding, Inc. (“Funding”), TitleMax Financing, Inc. (“Financing”) and TitleMax Finance Corporation.

In April 2006, the sole member of TMX Finance LLC formed EAL. On June 21, 2010, the sole member transferred 100% of his membership interests in EAL to TMX Finance LLC. The Company consolidated EAL effective January 1, 2010 in accordance with accounting standards related to consolidation. This transfer between entities under common control has been accounted for at the historical cost of the assets and liabilities transferred. These consolidated financial statements are presented as if the transfer took place as of the earliest period presented.

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

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(1)	Nature of Business, Principles of Consolidation, Basis of Presentation, Use of Estimates and Significant Accounting Policies (continued)

The Company is associated with several other entities that it must evaluate as potential variable interest entities. TY Investments (“TYI”) is owned by the sole member of TMX Finance LLC. TYI owns certain real estate that is leased to the Company. Parker-Young (“PY”) is owned 50% by the sole member of TMX Finance LLC. PY owns certain real estate that is leased to the Company. The Company evaluated these entities and determined that the Company does not have a variable interest and that neither has characteristics of a variable interest entity pursuant to ASC 810. Both entities have sufficient equity at risk without the need for any additional subordinated financial support. The Company has therefore determined that TYI and PY are not variable interest entities. TitleMax Aviation, Inc., a Delaware corporation (“Aviation”), and TitleMax Construction, LLC (“Construction”) are other entities evaluated as variable interest entities. Aviation is owned by the sole member of TMX Finance LLC and has three aircraft and related debt. The aircraft are used by the Company to conduct its business. The Company and certain subsidiaries guarantee certain debt of Aviation. Construction is owned by the sole member and directly handles the store improvement work for TMX Finance LLC and its subsidiaries. Aviation and Construction are VIEs and noncontrolling interests of which the Company is the primary beneficiary; therefore, these entities have been consolidated.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its consolidated VIEs. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Significant Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the consumer finance industry. The following is a description of significant accounting policies used in preparing the consolidated financial statements.

Cash and Cash Equivalents

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts. Management believes the Company’s exposure to credit risk is minimal for these accounts.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(1)	Nature of Business, Principles of Consolidation, Basis of Presentation, Use of Estimates and Significant Accounting Policies (continued)

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

Loan Losses

Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses and an adequate accrual for losses related to guaranteed loans processed for our unconsolidated CSO Lender. Factors used in assessing the overall adequacy of the allowance for loan losses, the accrual for losses related to guaranteed loans processed for our unconsolidated CSO Lender and the resulting provision for loan losses include loan loss experience, contractual delinquency of title loans receivable, the value of underlying collateral, economic and other qualitative considerations and management’s judgment. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. The Company’s average loan size is approximately $1,200. The Company charges-off an account when the customer is 61 days contractually past due. Charge-offs on title loans receivable are equal to the loan balance less an estimated amount of recovery.

Loan Origination Costs

Direct costs incurred for the origination of loans, which consist mainly of employee-related costs, are deferred and recognized as a reduction of the related interest and fee income over the average life of the loan using a method that approximates the interest method.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(1)	Nature of Business, Principles of Consolidation, Basis of Presentation, Use of Estimates and Significant Accounting Policies (continued)

Repossessed Assets

The Company may initiate repossession proceedings according to the respective state law if an account becomes past due. Repossessed collateral is valued at the lower of the receivable balance of the loan prior to repossession or estimated net realizable value. Management estimates net realizable value as the projected cash value upon liquidation less costs to sell the related collateral.

Property, Equipment and Aircraft

Property, equipment and aircraft held and used are carried at cost. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of income. Depreciation of property, equipment and aircraft is provided by the straight-line method over the estimated useful lives of the assets, as shown in the chart below. Leasehold improvements are amortized using the straight-line method over the lesser of the useful lives of the improvements or the life of the lease. Repairs and maintenance are expensed as incurred.

Useful Lives (years)
Computers and software	3 to 5
Furniture and fixtures	7
Leasehold improvements (a)	5
Signs	5
Vehicles	5
Aircraft	15
Capital lease assets—buildings	15

(a) Leasehold improvements are depreciated over the terms of the lease agreements with a maximum of 5 years.

Impairment of Long-Lived Assets

The Company annually evaluates whether events or circumstances have occurred that indicate the carrying amount of long-lived assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from uses of the assets and their eventual disposition. Based on management’s evaluation, the only impairment of the carrying value of long-lived assets was for the aircraft held for sale at December 31, 2009 and sold in May 2010.

Debt Issuance Costs

Costs incurred to obtain debt financing are amortized over the life of the related debt using a method that approximates the interest method. Amortization is included as a component of interest expense in the consolidated statements of income.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(1)	Nature of Business, Principles of Consolidation, Basis of Presentation, Use of Estimates and Significant Accounting Policies (continued)

Income Recognition

Interest and fee income is recognized using the interest method. Accrual of interest and fee income on title loans receivable is discontinued when no payment has been received for 35 days or more. The accrual of income is not resumed until the account is less than 5 days past due on a contractual basis, at which time management considers collectability to be probable. Effective October 1, 2009, management changed its accounting estimate related to the Company’s suspension of interest and fee income. Prior to this date, accrual of interest and fee income on title loans receivable was suspended when no payment had been received for 30 days or more pursuant to contractual terms. Based on additional information and analysis of current customer payment trends, management determined that the likelihood of receiving a payment from a customer greatly diminishes when no payment has been received for 35 days. As a result, management revised its policy for the suspension of interest and fee income. The effect of this change in estimate for the year ended December 31, 2009 was an increase in interest receivable and interest and fee income of approximately $2.7 million.

Advertising Costs

The Company incurs advertising costs principally related to advertising on television, the internet, billboards and yellow pages. These costs are expensed as incurred.

Income Taxes and Distributions

The Company, with the consent of the sole member, elected in prior years to be taxed under sections of the federal and state income tax laws, which provide that, in lieu of corporate income taxes, the sole member separately accounts for the Company’s items of income, deduction, losses and credits. The consolidated financial statements generally do not include a provision for income taxes as long as these elections remain in effect. Certain subsidiaries operate in states that impose an entity-level tax that is a percentage of income.

Given the Company’s income tax elections made, the assets and liabilities with significant estimated net differences between the tax bases and the reported amounts are presented below as of December 31, 2011 and 2010. The estimated net differences disregard the assets and liabilities of the consolidated CSO Lenders.

The tax bases were less than the carrying amounts as follows:

(Dollars in thousands)	2011	2010
Title loans receivable, net	$(27,812)	$(31,725)
Property, equipment and aircraft, net	(47,142)	(35,323)
Goodwill	(5,975)	-

Total estimated net differences	$(80,929)	$(67,048)

While the Company’s tax status and income tax elections remain in effect, the Company may occasionally make distributions to the sole member in amounts sufficient to pay some or all of the taxes due on the Company’s items of income, deductions, losses, and credits which have been allocated for reporting on the sole member’s income tax return. The Company anticipates making distributions to its sole member to pay 2011 federal and state income taxes. These distributions are expected to total approximately $24 to $27 million. The Company may make future distributions to the sole member in addition to those required for income taxes as permitted under the terms of the bond indenture. At December 31, 2011, the remaining availability of permitted distributions to our sole member for purposes other than estimated personal income tax payments was approximately $5.8 million (calculated net of an estimate for personal income tax distributions anticipated on taxable income during the period).

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(1)	Nature of Business, Principles of Consolidation, Basis of Presentation, Use of Estimates and Significant Accounting Policies (continued)

Employee Equity Option and Phantom Stock Award

The Company accounts for share-based employee compensation by measuring all share-based payments to employees using the intrinsic value method and recording the resulting expense in the consolidated statements of income. The Company measures the liability for grants of phantom stock by using an agreed-upon calculation defined by the terms of the phantom stock award.

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

(2)	Chapter 11 Bankruptcy Filing

On April 20, 2009, the Company filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in the Southern District of Georgia. The filing occurred due to the inability to reach an agreement to extend a term loan agreement or to obtain replacement financing with a new lender. During the pendency of the bankruptcy proceedings, the Company continued to profitably operate its business. The Company exited bankruptcy protection on April 12, 2010. All principal and interest payments ordered by the Bankruptcy Court were made on time and in full, and no creditors were impaired as a result of the proceedings.

(3)	Concentration of Credit Risk

The Company’s portfolios of automobile title loans receivable are with consumers living primarily in Georgia, Alabama, South Carolina, Tennessee, Missouri, Mississippi, Virginia, Texas, Illinois, Nevada, Arizona and Florida. Consequently, such consumers’ abilities to honor their contracts may be affected by economic conditions in these areas. The Company is exposed to a concentration of credit risk inherent in providing alternate financing to borrowers who cannot obtain traditional bank financing. In the event of default of the title loans receivable, the Company has access to automobiles supporting these title loans receivable through repossession. As of December 31, 2011, all title loans receivable were collateralized by the related consumers’ automobiles. The ability to repossess collateral mitigates this risk. At December 31, 2011, approximately 40%, 17%, 13% and 12% of title loans receivable were in Georgia, Alabama, South Carolina and Tennessee, respectively.

The Company also has a risk that its customers will seek protection from creditors by filing under the bankruptcy laws. When a customer files bankruptcy, the Company must cease collection efforts and petition the Bankruptcy Court to obtain their collateral or establish a court-approved bankruptcy plan involving the Company and all other creditors of the customer. It is the Company’s experience that such plans can take an extended period of time to conclude and usually involve a reduction in the interest rate from the rate in the contract to a court-approved rate.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(4)	Credit Quality Information, Allowance for Losses on Title Loans Receivable and Liability Related to Unconsolidated CSO Lender Loans

The Company loans cash to customers in exchange for a fee and an agreement to repay the amount loaned. The Company’s loan portfolio includes balances outstanding from all title loans, including short-term single payment loans and multi-payment installment loans. The Company utilizes a variety of underwriting criteria to specifically monitor the performance of its portfolio of title loans and maintains an allowance at a level estimated to be adequate to absorb loan losses inherent in the portfolio. The allowance for losses on title loans receivable is presented in the consolidated balance sheets. In addition, the Company maintains a liability for estimated losses related to loans processed for the Company’s unconsolidated CSO Lender that are guaranteed under CSO Agreements. The liability for estimated losses related to these guaranteed loans is included in accounts payable and accrued expenses in the consolidated balance sheets.

The Company does not stratify the title loan portfolio when evaluating performance of the loans. Rather, the total portfolio is assessed for losses based on contractual delinquency, the value of underlying collateral, economic and other qualitative considerations and management’s judgment. The Company uses historical collection performance adjusted for recent portfolio performance trends to develop the expected loss rates used to establish the allowance and liability for loan losses. Increases in the allowance and liability for loan losses are recorded as provision for loan losses in the consolidated statements of income. The Company charges-off an account when the customer is 61 days contractually past due. Charge-offs on title loans receivable are equal to the loan balance (including interest and fee) less an estimated amount of recovery. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.

Delinquency experience of title loans receivable at December 31, 2011 and 2010 was as follows:

(Dollars in thousands)	2011	2010
1-30 days past due	$57,494	$36,278
31-60 days past due	11,291	7,512

Total past due	68,785	43,790
Current	421,308	316,535

Total	$490,093	$360,325

Title loans receivable on the consolidated balance sheets is net of unearned interest and fees of $2.9 million and $1.1 million as of December 31, 2011 and 2010, respectively.

Accrual of interest and fee income on title loans receivable is discontinued when no payment has been received for 35 days or more. The accrual of income is not resumed until the account is less than 5 days past due on a contractual basis, at which time management considers collectability to be probable. Title loans receivable in non-accrual status at December 31, 2011 and 2010 were as follows:

(Dollars in thousands)	2011	2010
Nonaccrual loans	$54,198	$31,887

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(4)	Credit Quality Information, Allowance for Losses on Title Loans Receivable and Liability Related to Unconsolidated CSO Lender Loans (continued)

Changes in the allowance for loan losses for years ended December 31, 2011, 2010 and 2009 were as follows:

(Dollars in thousands)	2011	2010	2009
Beginning balance	$52,048	$40,280	$29,885
Provision for loan losses	98,536	63,932	51,184
Charge-offs	(103,552)	(70,932)	(54,457)
Recoveries	26,071	18,768	13,668

Ending balance	$73,103	$52,048	$40,280

Changes in the liability for losses on loans processed for the Company’s unconsolidated CSO Lender for the year ended December 31, 2011 were as follows:

(Dollars in thousands)	2011
Beginning balance	$-
Provision for loan losses	1,006

Ending balance	$1,006

The aggregate provision for loan losses for the years ended December 31, 2011, 2010 and 2009 was $99,542, $63,932 and $51,184, respectively.

(5)	Property, Equipment and Aircraft

Property, equipment and aircraft at December 31, 2011 and 2010 consisted of the following:

(Dollars in thousands)	2011	2010
Leasehold improvements	$39,165	$30,758
Computers and software	23,569	9,459
Aircraft	23,288	23,101
Signs	15,792	12,516
Furniture and fixtures	15,370	10,427
Assets not placed in service	7,022	7,408
Assets under capital leases	2,240	2,240
Land	-	30
Building	-	120
Vehicles	339	284

Subtotal	126,785	96,343
Accumulated depreciation and amortization	(54,214)	(41,633)

Net property, equipment and aircraft	$72,571	$54,710

In August 2011, the Company sold a building and land related to one store in Missouri. The Company leased back the store from the purchaser. The gain on this transaction was approximately $33,000 and is being recognized over the life of the lease.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(6)	Acquisitions

Cashback Title Loans, Inc.

In May 2011, the Company closed on an asset purchase agreement with Cashback Title Loans, Inc. (“Cashback”) in which the Company acquired all the title loans and assumed operating leases related to 19 Cashback locations in Nevada for an aggregate cash purchase price of $6.8 million. The seller of Cashback is the sole member of one of the Company’s consolidated CSO Lenders. The purchase price has been allocated to the tangible and intangible assets acquired based on management’s estimates of their current fair values.

The purchase price has been allocated as follows:

(in thousands)
Title loans receivable, net	$2,275
Goodwill	5,005
Customer relationships	300
Unfavorable leaseholds	(760)

Total purchase price	$6,820

Goodwill was determined based on the residual difference between the purchase price and the value assigned to tangible and intangible assets and liabilities. This transaction’s resulting goodwill is reflective of the fact that it furthers the Company’s growth strategy as it expands the Company’s number of stores and provides a presence in a new market. The customer relationships are being amortized over 15 months. Amortization of the customer relationships intangible asset totaled $0.2 million during the year ended December 31, 2011 and is included in other operating and administrative expenses on the consolidated statements of income.

Mid-America Credit, Inc., Midwest General Finance Corp. and Rainbow Loan Company

In July 2011, TitleMax of Nevada, Inc. and TitleMax of Missouri, Inc. (collectively, the “Buyers”) closed on an asset purchase agreement with Mid-America Credit, Inc., Midwest General Finance Corp. and Rainbow Loan Company (collectively, the “Sellers”) in which the Buyers acquired all the title loans related to eight locations in Missouri and six locations in Nevada. The Sellers assigned to the Buyers all leases related to the 14 locations and the Buyers acquired all related furniture and fixtures. The purchase price was $1.6 million. The purchase price has been allocated among the tangible and intangible assets acquired based on management’s estimates of their current fair values.

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

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(7)	Goodwill and Intangible Assets

Goodwill and intangible assets as of December 31, 2011 consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization:
Customer relationships	$300	$(160)	$140
Intangibles not subject to amortization:
Goodwill			$5,975

During the years ended December 31, 2011 and 2010, there was no impairment of goodwill or intangible assets. The remaining net intangibles subject to amortization will be expensed during 2012.

(8)	Aircraft Held for Sale

In October 2007, Aviation purchased a Gulfstream aircraft at a cost of approximately $19.8 million. The aircraft was leased to an unrelated company under an operating lease beginning in October 2007 and expiring in July 2008. After the expiration of this lease, the Companies reclassified the aircraft as held for sale. Depreciation on the aircraft was no longer recorded after the decision to place it for sale.

Assets held for sale are reported at fair value. Impairments are recognized to the extent that the carrying value exceeds fair value. In determining the fair value of the aircraft, the Companies considered the aircraft market including sales, comparable new aircraft prices and valuations provided by the financial institution holding the aircraft as collateral. Based on management’s consideration and analysis, the fair value of the aircraft was estimated to be $12.7 million at December 31, 2009, resulting in the Companies recognizing an impairment charge of $4.0 million for the year ended December 31, 2009. The Gulfstream aircraft was sold in May 2010 for $12.7 million. The amounts reflected below are included in other operating and administrative expenses on the consolidated statements of income.

The operations of the aircraft held for sale for the years ended December 31, 2010 and 2009 were as follows:

(Dollars in thousands)	2010	2009
Loss on sale of aircraft, net of selling expenses	$13	$142
Loss due to impairment	-	4,000
Interest expense	64	214
Loss on aircraft held for sale	$77	$4,356

(9)	Other Assets

Other assets at December 31, 2011 and 2010 consisted of the following:

(Dollars in thousands)	2011	2010
Repossessed assets	$4,785	$3,251
Restricted cash (a)	4,275	750
Deposits, primarily on leased office space	3,071	1,964
Deposits related to unconsolidated CSO lender	2,112	—
Other prepaid expenses	1,393	1,313
Prepaid rent	1,857	1,364
Sign and supplies inventory	1,327	1,065
Other	2,174	1,111

Total other assets	$20,994	$10,818

(a)	The Company deposited money in accounts that were restricted to satisfy various state licensing requirements.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(10)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2011 and 2010 consisted of the following:

	$000000,000	$000000,000
(Dollars in thousands)	2011	2010
Interest	$19,085	$17,690
Salaries and benefits	15,839	14,577
Employee equity option / phantom stock award	9,776	9,677
Trade payables	6,567	6,260
Rent	4,247	2,603
Taxes payable	3,595	3,089
Other	3,247	1,898

Total accounts payable and accrued expenses	$62,356	$55,794

(11)	Senior Secured Notes and Notes Payable

Senior Secured Notes

On June 21, 2010, TMX Finance LLC and TitleMax Finance Corporation, as co-issuers (the “Issuers”), issued $250.0 million of Senior Secured Notes (the “2010 Notes”) at 99.078% of par. The 2010 Notes mature July 15, 2015 and bear interest at 13.25% per year, payable semi-annually, in arrears, on July 15 and January 15 of each year. The discount of approximately $2.3 million is being amortized over the life of the 2010 Notes as a component of interest expense. The amortization of discount was $0.5 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively. In connection with the issuance of the 2010 Notes, the Company capitalized approximately $17.2 million in issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. The issuance costs are being amortized over the life of the 2010 Notes as a component of interest expense.

On July 22, 2011, the Issuers issued $60.0 million aggregate principal amount of their 13.25% Senior Secured Notes due 2015 (the “2011 Notes”). The 2011 Notes were issued with terms substantially identical to the 2010 Notes and at 107% of par for a $4.2 million premium, which resulted in gross proceeds to the Company of $64.2 million. The premium is being amortized over the life of the 2011 Notes as a component of interest expense. The amortization of premium was $0.5 million for the year ended December 31, 2011. In connection with the issuance of the 2011 Notes, the Company capitalized approximately $2.3 million in issuance costs, which primarily consisted of underwriting fees, legal fees and other professional expenses. The issuance costs are being amortized over the life of the 2011 Notes as a component of interest expense.

The amortization of issuance costs was $3.6 million and $1.8 million for the years ended December 31, 2011 and 2010, respectively.

The Issuers may, at their option, redeem some or all of the 2010 Notes and 2011 Notes (collectively, the “Notes”) on or after July 15, 2013 at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest to the redemption date.

Year	Percentage
2013	106.625%
2014 and thereafter	100.000%

Prior to July 15, 2013, the Issuers may redeem up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price of 113.25% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date if:

•	such redemption is made with the proceeds of one or more equity offerings;

•	at least 65% of the aggregate principal amount of the Notes originally issued remains outstanding immediately after the occurrence of such redemption; and

•	the redemption occurs within 90 days of such equity offering.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(11)	Senior Secured Notes and Notes Payable (continued)

The Company must make excess cash flow offers in the first quarter of 2012 and each year thereafter for the lesser of $30.0 million or 75% of excess cash flow as defined in the Notes. The redemption offer price is 102% of the principal amount of the Notes.

The Issuers entered into registration rights agreements and were required to file registration statements to exchange the Notes for substantially identical registrable notes.

The Notes require the Issuers to post consolidated financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations on its website or with the Securities and Exchange Commission (“SEC”) within 60 days of each quarter end and within 90 days of each year end. In addition, the Issuers must provide current reports for material items and must hold and participate in quarterly conference calls with holders of the Notes.

The Notes allow the Issuers to obtain a $25.0 million secured revolving line of credit that is equal in priority with the Notes. The Issuers may incur unsecured indebtedness subject to certain restrictions in the Notes. In addition, the Notes contain covenants that restrict transactions with affiliates, repayments of subordinated debt, distributions to the sole member, compensation for the sole member and relatives, the incurrence of liens, the issuance of dividends and the sale of assets. According to these covenants, effective July 1, 2010, general distributions to the sole member are permitted under certain circumstances and are limited based on certain restrictions as defined in the Notes. At December 31, 2011, the remaining availability of such distributions to the sole member was $5.8 million under the terms of the Notes. The Company is in compliance with the covenants of the Indenture as of December 31, 2011.

Notes Payable

Notes payable at December 31, 2011 and 2010 were as follows:

	$000000,000	$000000,000
(Dollars in thousands)	2011	2010
Notes payable to individuals (a)	$10,979	$572
Note payable to bank (b)	391	418

Total notes payable	$11,370	$990

(a)	Notes payable to individuals at December 31, 2011 include 28 notes issued by our consolidated CSO Lenders. These notes bear interest ranging from 6% to 16%. The aggregate principal amount of all of these notes is due in 2012, but four with an aggregate principal amount of $3.0 million have automatic annual renewal provisions with a 1% increase in the interest rates with each renewal. The effect of these renewal provisions has not been reflected in the debt maturities table below.

(b)	The note payable to bank is payable by Aviation and expires on December 25, 2012. The interest rate on the note was 5.25% at December 31, 2011 and 2010.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(11)	Senior Secured Notes and Notes Payable (continued)

Notes Payable to Related Parties

Notes payable to related parties at December 31, 2011 and 2010 were as follows:

(Dollars in thousands)	2011	2010
Notes payable to sole member (a)	$20,512	$20,892
Note payable to officer (b)	-	1,464

Total notes payable to related parties	$20,512	$22,356

(a)	The notes payable to sole member includes a note of $3.1 million bearing interest at 6.35% and payable in monthly installments of $35,000 with a final payment of $2.1 million due in October 2015. The notes payable to sole member also includes two notes for $12.0 million and $5.4 million, respectively, related to the acquisition of an aircraft in November 2010. The $12.0 million note bears interest at 5.12% and is payable in monthly installments of $104,000 with a final payment of $8.4 million due in December 2016. The $5.4 million note bears interest at 10% payable monthly, with the full principal amount due in December 2015.

(b)	The note payable to officer was fully repaid in December 2011.

Debt maturities during each of the years ending December 31 are as follows:

(Dollars in thousands)	2012	2013	2014	2015	2016	Total
Senior secured notes payable	$-	$-	$-	$310,000	$-	$310,000
Notes payable issued by consolidated CSO Lenders	10,979	-	-	-	-	10,979
Note payable to bank	391	-	-	-	-	391
Notes payable to sole member	831	932	985	8,505	9,259	20,512

Total	$12,201	$932	$985	$318,505	$9,259	$341,882

Guarantees

Aircraft

The sole member and Chief Executive Officer of the Company has a note payable to a finance company originating from the purchase of an aircraft. The note payable is unconditionally and absolutely guaranteed by TMX Finance LLC and all of its wholly-owned subsidiaries, other than Funding and TitleMax of Missouri, Inc. The note payable is collateralized by a security interest in the aircraft and requires performance under the guarantee if there is a default on the note payable and the collateral and sole member’s guarantee are not sufficient to pay the entire amount of the note. The maximum potential amount of future, undiscounted payments for the note is $3.8 million. The current carrying amount of the related liability at December 31, 2011 is $3.1 million.

Senior Secured Notes

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Issuers and each of their existing and future domestic restricted subsidiaries, other than immaterial subsidiaries. This guarantee arose from the issuance of bonds for the purpose of additional financing. The Notes are secured by first-priority liens on substantially all of the Issuers’ assets and require performance under the guarantee if there is a default on the bonds. Under this guarantee, the maximum potential amount of future, undiscounted payments is $474.3 million. The current carrying amount of the related liability at December 31, 2011 is $312.1 million.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(11)	Senior Secured Notes and Notes Payable (continued)

CSO Agreements

Under the terms of the CSO Agreements with non-exclusive third-party lenders, the Company is contractually obligated to reimburse the lenders for the full amounts of the loans and certain related fees that are not collected from the customers. In certain cases, the lenders sell the related loans, and the Company’s obligation to reimburse for the full amounts of the loans and certain related fees that are not collected from the customers extends to the purchasers. Under this guarantee, the maximum potential amount of future, undiscounted payments is approximately $7.1 million. The value of the related liability at December 31, 2011 is approximately $1.0 million and is included in accounts payable and accrued expenses on the consolidated balance sheets and provision for loan losses on the consolidated statements of income.

(12)	Other Operating and Administrative Expenses

Other operating and administrative expenses for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	$00000,00	$00000,00	$00000,00
(Dollars in thousands)	2011	2010	2009
Collateral collection expenses	$10,162	$7,466	$5,891
Recruiting, relocation and training expenses	6,537	1,479	358
Office supplies and postage expenses	6,535	4,639	3,368
Travel and related expenses	6,157	4,092	2,792
Software licensing, maintenance and hosting expenses	5,505	4,062	3,071
Bank processing fees	3,325	2,838	1,988
Accounting, audit and tax fees	2,630	1,128	269
Legal fees	2,385	1,710	689
Other	15,460	13,993	15,294

Total other operating and administrative expenses	$58,696	$41,407	$33,720

(13)	Employee Equity Option and Phantom Stock Award

A former officer of the Company had an employment agreement which included an equity option. On June 6, 2010, the terms of the former officer’s employment were amended to replace the equity option with a phantom stock award. The phantom stock award was fully vested on the date of grant and expired on December 31, 2011. The officer has the right to receive a cash payment from the Company equal to the difference, if positive, that is obtained by subtracting $2 million from 3% of the fair value of the Company, based on an agreed-upon calculation. The calculation is equal to 3.2 multiplied by the consolidated earnings before interest, taxes, depreciation and amortization of the Company and its wholly-owned subsidiaries for the calendar year ended immediately prior to the commencement of the month in which the payment event occurs. Payment of the phantom stock award is occurring in 12 monthly installments beginning in January 2012.

The incremental increases in the reported value of this award of $0.1 million, $5.7 million and $3.2 million are included in salaries and related expenses in the consolidated statements of income for the years ended December 31, 2011, 2010 and 2009, respectively. The total calculated values of $9.8 million and $9.7 million are included in accounts payable and accrued expenses in the consolidated balance sheets at December 31, 2011 and December 31, 2010, respectively.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(14)	Employee Benefit Plans

Incentive Savings Plan

The Company has a 401(k) Employees’ Incentive Savings Plan that covers all employees who have completed six months of service. The Company’s match of employee contributions is discretionary and determined annually. Beginning January 1, 2009, the Company initiated a new matching program whereby eligible employees’ contributions are matched 50% by the Company up to 6% of the employees’ earnings. The cost of such contributions totaled approximately $0.8 million, $0.5 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. In 2008 and 2007, employee contributions were matched 100% up to $500 for each year of service up to 5 years of service or a maximum employer contribution of $2,500 per year per employee.

Health Insurance Plan

Effective December 1, 2011, the Company adopted a self-insured health plan available to all full-time salaried employees after six months of service. The Company has stop-loss insurance coverage for individual and aggregate claim levels. The total expense related to this plan was approximately $0.3 million and is included in salaries and related expenses on the consolidated statements of income for the year ended December 31, 2011. Prior to December 2011, the Company offered reimbursements for health premium costs incurred by employees in obtaining outside medical coverage. The amounts reimbursable varied between employees and were determined by position or through negotiations between the Company and the employees.

(15)	Fair Value Measurement and Fair Value of Financial Instruments

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

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(15)	Fair Value Measurement and Fair Value of Financial Instruments (continued)

The only asset or liability of the Company that is measured at fair value on a recurring basis is the aircraft sold on May 18, 2010. Assets measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	Active Markets For Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2009	$-	$-	$12,700

The fair value of the aircraft is categorized as Level 3 in the fair value hierarchy as the Company does not have access to quoted market prices. The value has been determined by management based on expected cash flows from the sale of the aircraft. The assessed valuation was determined using data, including but not limited to, information received from our aircraft financing lender and comparable sales of similar aircraft.

Recurring fair value measurement using significant unobservable inputs (Level 3) consisted of the aircraft held for sale at December 31, 2009. Changes are summarized below:

(Dollars in thousands)	2009
Beginning balance	$16,700
Losses included in earnings	(4,000)

Ending balance	$12,700

The Company follows the provisions of ASC 820-10, which applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820-10 requires disclosure that establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosure about fair value measurements. This standard enables a reader of consolidated financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The standard requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The Company has loans that are transferred to repossessed assets and are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents the repossessed assets value carried on the consolidated balance sheets by level within the fair value hierarchy (as described above) as of December 31, 2011 and 2010, for which a nonrecurring change in fair value has been recorded:

(Dollars in thousands)	Total	Active Markets For Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
Repossessed assets – 2011	$4,785	$-	$-	$4,785	$1,755
Repossessed assets – 2010	$3,251	$-	$-	$3,251	$971

The fair value of repossessed assets was determined based on comparable recent used vehicle sales and known changes in the broad used vehicle market.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(15)	Fair Value Measurement and Fair Value of Financial Instruments (continued)

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

The fair values of notes payable are estimated based on rates currently available for debt with similar terms and remaining maturities. The fair value of the Notes was estimated using the market yield on trades of the Notes at the end of each reporting period. The estimated fair values of the Company’s financial instruments are as follows:

	2011		2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$38,141	$38,141	$53,585	$53,585
Restricted cash	4,275	4,275	750	750
Title loans receivable, net	419,819	419,819	310,416	310,416
Note receivable from sole member	1,549	1,549	1,967	1,967
Senior secured notes, net	312,120	360,645	247,935	293,718
Notes payable	11,370	11,370	990	990
Notes payable to related parties	20,512	20,512	22,356	22,356

(16)	Related Party Transactions

The Company leases the corporate office from PY and various retail spaces from TYI and certain employees. Rental payments paid to these entities for operating leases amounted to approximately $0.8 million for each of the years ended December 31, 2011, 2010 and 2009.

The Company also leases several retail spaces under capital lease agreements from certain employees with total payments of $0.1 million for each of the years ended December 31, 2011, 2010 and 2009. The terms of the agreements are 15 years.

Interest expense on notes payable to related parties totaled $2.2 million, $0.9 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Related to the aircraft purchased in November 2010, the Company loaned the sole member $2.0 million at 12% interest, due in November 2014.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(17)	Commitments

Operating Lease Commitments

The Company leases retail space under non-cancelable agreements that require various minimum annual rent payments plus the payment of property taxes and insurance. In addition, the Company leases certain equipment under non-cancelable operating lease agreements, which require set rent payments and payments of property taxes. Future minimum rental commitments under all non-cancelable operating leases with terms of one year or more are due in calendar years ending December 31 as follows:

(Dollars in thousands) Year Ending December 31,	Related Party	Other	Total
2012	420	30,446	30,866
2013	375	26,299	26,674
2014	288	22,129	22,417
2015	97	18,441	18,538
2016	81	12,383	12,464
Thereafter	196	34,254	34,450

Total obligations under operating leases	$1,457	$143,952	$145,409

The total rent expense was approximately $29.6 million, $22.2 million and $22.1 million, respectively, for the years ended December 31, 2011, 2010 and 2009. Rent expense is recorded on a straight-line basis over the life of the lease.

Capital Lease Commitments

The Company leases several retail spaces under capital lease agreements with terms of 15 years. Future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2011, are due in calendar years ending December 31 as follows:

(Dollars in thousands) Year Ending December 31,	Related Party	Other	Total
2012	81	175	256
2013	83	178	261
2014	85	182	267
2015	86	186	272
2016	88	195	283
Thereafter	629	1,393	2,022

Subtotal	1,052	2,309	3,361
Less: amount representing interest	(444)	(865)	(1,309)

Total obligations under capital leases	$608	$1,444	$2,052

(18)	Contingencies

The Company is involved in various legal proceedings. These proceedings are, in the opinion of management, ordinary routine matters incidental to the normal business conducted by the Company. Legal proceedings brought against the Company include, but are not limited to, allegations of violations of state or federal consumer protections, disputes regarding repossessions, and employment related matters. For example, TitleMax of Missouri, Inc. is a party to a putative class action lawsuit alleging that the entity failed to pay certain employees overtime compensation as required by Missouri law. In the opinion of management, an appropriate accrual has been established related to the above referenced legal matters. Outcomes of such proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(19)	Guarantor Condensed Consolidating Financial Statements

The payment of principal and interest on the Notes is guaranteed by the wholly-owned subsidiaries of the Issuers other than immaterial subsidiaries (the “Subsidiary Guarantors”). It is not guaranteed by Construction, Aviation or the Company’s consolidated CSO Lenders (the “Non-Guarantor Subsidiaries”). The separate financial statements of the Subsidiary Guarantors are not included herein because the Subsidiary Guarantors are the Company’s wholly-owned consolidated subsidiaries and are jointly, severally, fully and unconditionally liable for the obligations represented by the Notes. The Company believes that the consolidating financial information for the Issuers, the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries provide information that is more meaningful in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors.

The following consolidating financial statements present consolidating financial data for the Issuers, the combined Subsidiary Guarantors, the combined Non-Guarantor Subsidiaries and an elimination column for adjustments to arrive at the information for the Company on a consolidated basis as of December 31, 2011 and 2010 and for each of the years in the three year period ended December 31, 2011. Investments in subsidiaries are accounted for by the Company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(19)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Balance Sheet

December 31, 2011

(Dollars in Thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$37,220	$921	$-	$38,141

Title loans receivable	-	475,263	14,830	-	490,093
Allowance for loan losses	-	(70,955)	-	(2,148)	(73,103)
Unamortized loan origination costs	-	2,829	-	-	2,829

Title loans receivable, net	-	407,137	14,830	(2,148)	419,819

Interest receivable	-	31,452	65	-	31,517
Property, equipment and aircraft, net	-	51,437	21,134	-	72,571
Debt issuance costs, net of accumulated amortization	14,042	-	-	-	14,042
Goodwill	-	5,975	-	-	5,975
Intangible assets, net	-	140	-	-	140
Note receivable from sole member	1,549	-	-	-	1,549
Other assets	10	37,883	1,374	(18,273)	20,994
Investment in affiliates	541,614	-	-	(541,614)	-

Total Assets	$557,215	$571,244	$38,324	$(562,035)	$604,748

Liabilities and Equity
Senior secured notes, net	$312,120	$-	$-	$-	$312,120
Notes payable	-	-	11,370	-	11,370
Notes payable to related parties	-	-	20,512	-	20,512
Obligations under capital leases	-	2,052	-	-	2,052
Accounts payable and accrued expenses	18,940	44,582	5,698	(6,864)	62,356

Total Liabilities	331,060	46,634	37,580	(6,864)	408,410

Total member’s equity and noncontrolling interests	226,155	524,610	744	(555,171)	196,338

Total Liabilities and Equity	$557,215	$571,244	$38,324	$(562,035)	$604,748

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(19)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Balance Sheet

December 31, 2010

(Dollars in Thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$53,585	$-	$-	$53,585

Title loans receivable	-	360,325	-	-	360,325
Allowance for loan losses	-	(52,048)	-	-	(52,048)
Unamortized loan origination costs	-	2,139	-	-	2,139

Title loans receivable, net	-	310,416	-	-	310,416

Interest receivable	-	23,435	-	-	23,435
Property, equipment and aircraft, net	-	32,765	21,945	-	54,710
Debt issuance costs, net of accumulated amortization	15,400	-	-	-	15,400
Note receivable from sole member	1,967	-	-	-	1,967
Other assets	14	9,484	1,320	-	10,818
Investment in affiliates	398,838	-	-	(398,838)	-

Total Assets	$416,219	$429,685	$23,265	$(398,838)	$470,331

Liabilities and Equity
Senior secured notes, net	$247,935	$-	$-	$-	$247,935
Notes payable	571	-	419	-	990
Notes payable to related parties	1,464	-	20,892	-	22,356
Obligations under capital leases	-	2,120	-	-	2,120
Accounts payable and accrued expenses	17,483	37,049	1,262	-	55,794

Total Liabilities	267,453	39,169	22,573	-	329,195

Total member’s equity and noncontrolling interests	148,766	390,516	692	(398,838)	141,136

Total Liabilities and Equity	$416,219	$429,685	$23,265	$(398,838)	$470,331

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(19)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Year Ended December 31, 2011

(Dollars in Thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$-	$504,965	$900	$-	$505,865
Provision for loan losses	-	(99,542)	-	-	(99,542)
Aircraft service revenue	-	-	3,840	(3,840)	-

Net interest and fee income and aircraft service revenue	-	405,423	4,740	(3,840)	406,323

Costs, expenses and other:
Salaries and related expenses	-	159,017	184	-	159,201
Occupancy costs	-	48,236	320	-	48,556
Other operating and administrative expenses	337	88,096	3,428	(3,840)	88,021
Interest, including amortization of debt issuance costs	40,212	(37)	2,435	-	42,610

Total expenses	40,549	295,312	6,367	(3,840)	338,388

Net (loss) income before equity in income of affiliates	(40,549)	110,111	(1,627)	-	67,935

Equity in income from affiliates	110,111	-	-	(110,111)	-

Net income (loss)	$69,562	$110,111	$(1,627)	$(110,111)	$67,935

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(19)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Year Ended December 31, 2010

(Dollars in Thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$-	$389,449	$-	$-	$389,449
Provision for loan losses	-	(63,932)	-	-	(63,932)
Aircraft service revenue	-	-	1,493	(1,493)	-

Net interest and fee income and aircraft service revenue	-	325,517	1,493	(1,493)	325,517

Costs, expenses and other:
Salaries and related expenses	-	115,821	269	-	116,090
Occupancy costs	-	34,793	146		34,939
Other operating and administrative expenses	-	61,038	2,458	(1,493)	62,003
Interest, including amortization of debt issuance costs	25,771	(46)	526	-	26,251

Total expenses	25,771	211,606	3,399	(1,493)	239,283

(Loss) income from continuing operations before reorganization items	(25,771)	113,911	(1,906)	-	86,234

Reorganization items:
Professional fees	-	4,548	-	-	4,548

Net (loss) income before equity in income of affiliates	(25,771)	109,363	(1,906)	-	81,686

Equity in income from affiliates	109,363	-	-	(109,363)	-

Net income (loss)	$83,592	$109,363	$(1,906)	$(109,363)	$81,686

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(19)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Year Ended December 31, 2009

(Dollars in Thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$-	$312,022	$-	$-	$312,022
Provision for loan losses	-	(51,184)	-	-	(51,184)
Aircraft service revenue	-	-	2,097	(2,097)	-

Net interest and fee income and aircraft service revenue	-	260,838	2,097	(2,097)	260,838

Costs, expenses and other:
Salaries and related expenses	-	89,992	242	-	90,234
Occupancy costs	-	33,216	150	-	33,366
Other operating and administrative expenses	-	45,563	5,487	(2,097)	48,953
Interest, including amortization of debt issuance costs	10,046	1,379	249	-	11,674

Total expenses	10,046	170,150	6,128	(2,097)	184,227

(Loss) income from continuing operations before reorganization items	(10,046)	90,688	(4,031)	-	76,611

Reorganization items:
Professional fees	-	6,664	-	-	6,664
Interest earned on accumulated cash from Chapter 11 proceeding	-	(9)	-	-	(9)

Total reorganization items	-	6,655	-	-	6,655

(Loss) income before discontinued operations	(10,046)	84,033	(4,031)	-	69,956
Gain from discontinued operations	-	145	-	-	145

Net (loss) income before equity in income of affiliates	(10,046)	84,178	(4,031)	-	70,101
Equity in income of affiliates	84,178	-	-	(84,178)	-

Net income (loss)	$74,132	$84,178	$(4,031)	$(84,178)	$70,101

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(19)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(Dollars in Thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(35,454)	$206,652	$3,961	$175,159

Cash Flows from Investing Activities
Net title loans originated	-	(190,537)	(14,561)	(205,098)
Payments for acquisitions, net of cash acquired	-	(8,032)	-	(8,032)
Purchase of property and equipment	-	(31,531)	(479)	(32,010)
Increase in restricted cash	-	(3,525)	-	(3,525)
Receipt of payments on note receivable to sole member	418	-	-	418
Cash from consolidation of variable interest entities	-	-	1,794	1,794
Net activity with affiliates	(24,838)	23,380	1,458	-

Net cash used in investing activities	(24,420)	(210,245)	(11,788)	(246,453)

Cash Flows from Financing Activities
Proceeds from senior notes	64,200	-	-	64,200
Repayments of notes payable and capital leases	(2,035)	(68)	(12,408)	(14,511)
Proceeds from notes payable	-	-	21,080	21,080
Payments of debt issuance costs	(2,291)	-	-	(2,291)
Proceeds from contributions to consolidated variable interest entities	-	-	76	76
Distributions to sole member	-	(12,704)	-	(12,704)

Net cash provided by (used in) financing activities	59,874	(12,772)	8,748	55,850

Net (decrease) increase in cash and cash equivalents	-	(16,365)	921	(15,444)
Cash and cash equivalents at beginning of period	-	53,585	-	53,585

Cash and cash equivalents at end of period	$-	$37,220	$921	$38,141

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(19)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2010

(Dollars in Thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(6,320)	$183,578	$(1,047)	$176,211

Cash Flows from Investing Activities
Net title loans originated	-	(129,572)	-	(129,572)
Payments for acquisitions	-	(400)	-	(400)
Purchase of property and equipment	-	(18,588)	(13)	(18,601)
Decrease in restricted cash	-	846	-	846
Proceeds from sale of aircraft held for sale, net of selling expenses	-	-	12,700	12,700
Purchase of aircraft	-	-	(17,657)	(17,657)
Issuance of note receivable to sole member	(2,000)	-	-	(2,000)
Receipt of payments on note receivable to sole member	33	-	-	33
Net activity with affiliates	(65,275)	61,685	3,590	-

Net cash used in investing activities	(67,242)	(86,029)	(1,380)	(154,651)

Cash Flows from Financing Activities
Payments on term loan	(151,000)	-	-	(151,000)
Proceeds from senior notes	247,695	-	-	247,695
Proceeds from sole member contributions	-	3,146	420	3,566
Repayments of notes payable and capital leases	(5,938)	(58)	(14,413)	(20,409)
Proceeds from notes payable	-	-	17,750	17,750
Payments of debt issuance costs	(17,195)	-	-	(17,195)
Distributions to sole member	-	(74,060)	(1,330)	(75,390)

Net cash provided by (used in) financing activities	73,562	(70,972)	2,427	5,017

Net increase in cash and cash equivalents	-	26,577	-	26,577
Cash and cash equivalents at beginning of period	-	27,008	-	27,008

Cash and cash equivalents at end of period	$-	$53,585	$-	$53,585

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(19)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2009

(Dollars in Thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities-continuing operations	$(9,327)	$153,060	$592	$144,325

Net cash used in operating activities-discontinued operations	-	(100)	-	(100)

Cash Flows from Investing Activities-continuing operations
Net title loans originated	-	(91,256)	-	(91,256)
Purchase of property and equipment	-	(4,023)	-	(4,023)
Increase in restricted cash	-	(685)	-	(685)
Net activity with affiliates	23,127	(24,595)	1,468	-

Net cash provided by (used in) investing activities-continuing operations	23,127	(120,559)	1,468	(95,964)

Cash Flows from Financing Activities-continuing operations
Repayments of term loan, net	(17,000)	-	-	(17,000)
Net proceeds from (repayments of) notes payable and capital leases	3,200	(47)	(2,973)	180
Proceeds from sole member contributions	-	1,031	913	1,944
Payments of structuring fees and debt issuance costs	-	(1,500)	-	(1,500)
Distributions to sole member	-	(15,065)	-	(15,065)

Net cash used in financing activities-continuing operations	(13,800)	(15,581)	(2,060)	(31,441)

Net increase in cash and cash equivalents	-	16,820	-	16,820
Cash and cash equivalents at beginning of period	-	10,188	-	10,188

Cash and cash equivalents at end of period	$-	$27,008	$-	$27,008

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Internal Control Over Financial Reporting

This annual report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names and ages of, and the positions held by our executive officers and by our managers (which are similar to directors, subject to certain limitations contained in TMX Finance LLC’s operating agreement). Executive officers serve at the pleasure of the sole member, subject to the terms of any applicable employment agreement. Pursuant to TMX Finance LLC’s amended and restated operating agreement, managers serve until their death, permanent disability, resignation or removal by our sole member.

Name	Age	Position

Tracy Young	54	Manager and Chief Executive Officer

Patrick J. Venezia	48	President

Donald E. Thomas	53	Chief Financial Officer

Barry R. Carter	48	Chief Information Officer

Otto W. Bielss, III	50	Senior Vice President of Operations

Edward C. Haluska	41	Senior Vice President of Product Development

John W. Robinson, III	40	Manager

Robert F. Pirkle, Sr.	58	Manager

Tracy Young founded our Company in 1998 and has since served as Chief Executive Officer. Prior to founding our Company, Mr. Young owned and operated Patriot Loan Co., a consumer installment lending company with locations in four states. Mr. Young is the sole member of TMX Finance LLC. Mr. Young has been a manager or director of the Company or its predecessor since 1998. Mr. Young’s current position as our Chief Executive Officer and past management experience in the consumer lending business provide him with leadership skills and a practical and informed perspective on matters related to the Company’s business and industry.

Patrick J. Venezia joined us in February 2012 as President of TMX Finance LLC. Prior to joining the Company, Mr. Venezia spent four years at Wal-Mart Stores, Inc., or “Wal-Mart,” as the Northeast Division President and Senior Vice President overseeing sales, growth and profitability objectives for the division. Prior to Wal-Mart, Mr. Venezia spent five years at Wells Fargo Merchant Services as President and General Manager and another seven and a half years at Procter & Gamble Company in various brand manager roles in the Baby Care Division. Mr. Venezia also served as an Officer of the United States Army for approximately nine years before joining Procter & Gamble Company and holds a Bachelor of Science in civil engineering from the United States Military Academy at West Point.

Donald E. Thomas joined us in April 2010 as Chief Financial Officer of TMX Finance LLC and serves in such capacity for our other companies as well. Prior to joining us, Mr. Thomas spent 17 years with 7-Eleven, where he served in various capacities, including Vice President and Chief Accounting Officer, Vice President and Controller, Vice President and Acting Chief Financial Officer, Vice President of Operations and Vice President of Human Resources. Prior to 7-Eleven, Mr. Thomas spent 11 years in the audit function of Deloitte & Touche LLP and one year with the Trane Company as a financial manager. Mr. Thomas earned accounting and finance degrees from Tarleton State University and is a certified public accountant.

Barry R. Carter joined us in August 2011 as Chief Information Officer of TMX Finance LLC. Prior to joining the Company, Mr. Carter spent two years at Fujitsu America, IT services, or “Fujitsu,” as the Executive Vice President, IT Outsourcing overseeing strategic account management and infrastructure hosting. Prior to Fujitsu, Mr. Carter served as Chief Information Officer and Senior Vice President, Shared Services at Alliance Data Systems for five years, where he later transitioned to Fujitsu as part of an Alliance Data Systems outsourcing arrangement. Mr. Carter also served as Chief Information Officer at Capital One Auto Finance for four years and at Airtran Airways for approximately one year, and spent another 14 years in various applications development leadership positions at United Healthcare, American Airlines, Sabre and Electronic Data Systems. Mr. Carter holds a Bachelor of Science in Computer Science with a minor in Mathematics from East Carolina University and a Master of Business Administration in Organizations and Management from Syracuse University.

Otto W. Bielss, III joined us in January 2010 as Senior Vice President of Operations of TMX Finance LLC and serves in such capacity for our other companies as well. Prior to joining us, Mr. Bielss spent nine years with Ace Cash Express as a Division Vice President. Prior to Ace Cash Express, Mr. Bielss held various management positions with Blockbuster Inc., Michaels Stores, Inc., RadioShack Corporation and Eagle Sound Production, a privately-owned sound production company in Irving, Texas. Mr. Bielss brings over 29 years of management experience to the Company.

Edward C. Haluska joined us in April 2011 as the Senior Vice President of Product Development of TMX Finance LLC. Prior to joining the Company, Mr. Haluska was a co-owner and the Chief Operating Officer of the payments firm, Realtime Electronic

Payments, or “REPAY,” where he spent four years overseeing operational management, sales and strategic development of REPAY’s product offerings. Prior to REPAY, Mr. Haluska spent five years as the Vice President of Business Development at Check Into Cash, Inc. Additionally, he served as Executive Vice President of National Consumer Lending at Republic Bancorp/First Bank of Delaware for four years, and was previously the founder of Advance Services, Inc. Mr. Haluska began his career at PNC Bank, N.A., where he held various corporate banking positions over six and a half years. Mr. Haluska holds a Bachelor of Science in Business Administration from Duquesne University and a Master of Business Administration from Drexel University.

John W. Robinson, III was elected a manager of TMX Finance LLC in June 2010. Mr. Robinson also served as President of our Company from January 2008 to December 2011, and prior to then, as Chief Operating Officer from February 2004 to December 2007. Prior to his time with our Company, Mr. Robinson served in senior management at Southern Waistbands Inc., a privately-owned supplier of apparel products, and spent an additional five years in investment banking at Morgan Stanley, Lehman Brothers and Wheat First Butcher Singer. Mr. Robinson holds a Bachelor of Arts from Washington and Lee University (where he graduated with honors), as well as a Master of Business Administration from the Tuck School of Business at Dartmouth College (where he graduated as a Tuck Scholar). Mr. Robinson also earned his Chartered Financial Analyst designation in 2001. Mr. Robinson’s experience as our former President and Chief Operating Officer allows him to provide valuable insight on matters related to the Company. Additionally, his past management experience, coupled with his experience in investment banking, enables him to provide a unique perspective on matters related to management and investment banking and finance.

Honorable Robert F. Pirkle, Sr. was elected a manager of TMX Finance LLC in December 2011. Judge Pirkle has been a judge and in the private practice of law since 1984. Throughout the past 10 years, Judge Pirkle has and continues to serve as Chief Judge in three Municipal Courts in Georgia, as well as an Associate Judge for the State Court and Judge Pro Tempore for the Juvenile Court. Prior to holding these positions, Judge Pirkle was the elected Solicitor General for Long County, Georgia for 12 years. Judge Pirkle holds a Bachelor of Business Administration from the Terry School of Business of the University of Georgia, a Masters Degree from Georgia Southern University and a Juris Doctor Law Degree from Samford University. He has extensive training and experience in all Federal and State Courts. His knowledge in the different areas of law enables him to provide guidance and insight to the Company and the Board of Managers in matters related to business and government.

One of our three managers, Mr. Pirkle, is an independent manager (with independence being determined in accordance with the New York Stock Exchange’s definition of independence, as if it applied to us), meaning that he does not have, and has never had, any material transactions, relationships, or arrangements with us, either directly or as a shareholder, partner or officer of another organization that has or had a relationship with us.

The Company’s managers have not created an audit, compensation or nominating committee and do not have any other committee performing such functions. Tracy Young, our sole member and Chief Executive Officer, and John W. Robinson, III, our former President, performed the function of a compensation committee during the fiscal year ended December 31, 2011; however, no managers acted as a nominating committee or an audit committee during 2011. The managers believe that Mr. Young, together with the informed view of Mr. Robinson, is most properly suited to consider and decide matters typically falling within the authority of a compensation and a nominating committee. Additionally, we have not yet adopted a formal code of ethics because, as a newly public company, we are in the process of drafting such a code. We expect to adopt a code of ethics in the near future.

The Company’s operating agreement places significant limitations on the authority, role and responsibilities of the managers other than Mr. Young, as the Company’s sole member, and subjects them to the authority of the sole member in many respects. For example, the operating agreement provides that the executive officers serve at the pleasure of the sole member rather than the managers and restricts the ability of the managers to, among other things, amend TMX Finance LLC’s operating agreement and require additional capital contributions from the sole member.

Manager Compensation

A manager who is also one of our employees does not receive any additional compensation for his services as a manager. Each non-executive manager is paid a retainer of $25,000 per quarter for his services and does not receive any separate meeting fees, equity awards or incentive compensation. In addition, non-executive managers are reimbursed for any reasonable out of pocket expenses incurred in connection with rendering their service as managers. The following table describes the compensation earned by non-executive managers during 2011:

2011 Manager Compensation

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Edward J. Hawie	$100,000	$-	$100,000

Charles E. Izlar	100,000	-	100,000

John G. Kennedy, III	100,000	-	100,000

Effective December 31, 2011, the sole member of TMX Finance LLC approved a reduction of the Board of Managers to three members. The three managers are Messrs. Young, Robinson and Pirkle.

ITEM 11.   EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

General

This compensation discussion and analysis provides an overview of our compensation program and policies, the material compensation decisions we have made under those programs and policies with respect to the Company’s top executive officers and the material factors that we considered in making those decisions. The tables and disclosures following this compensation discussion and analysis contain specific data about the compensation earned in 2010 and 2011 by the following individuals, whom we refer to as our named executive officers:

•	Tracy Young, our Chief Executive Officer,

•	Donald E. Thomas, our Chief Financial Officer,

•	Otto W. Bielss, III, our Senior Vice President of Operations,

•	Edward C. Haluska, our Senior Vice President of Product Development, and

•	Barry R. Carter, our Chief Information Officer.

In addition, this discussion addresses the compensation provided to two former named executive officers who are no longer employed by us: our former President, John W. Robinson, III, whose employment with the Company ended on December 31, 2011, and our former Chief Information Officer, Miodrag Pajkovic, whose employment with the Company ended effective April 19, 2011. Although Mr. Robinson is no longer an employee of the Company, he continues to serve as a manager.

Our compensation programs are intended to attract and retain vital employees and to incentivize high level talent to work for and ultimately add value to our business. Our compensation structure is relatively simple, combining base salaries with a mix of cash-based bonuses and incentive awards, perquisites and severance protection. We do not have a formal Compensation Committee. All decisions related to compensation are approved by our Chief Executive Officer and, in certain occasions, our President.

Executive Pay Policy

The elements of our executive compensation policy are intended to meet the following objectives:

Base salary

• Provide the fixed element of the compensation package

• Be competitive in order to recruit and retain the best talent for our business and industry

• Reinforce our business strategies, management process and overall performance

Profit bonus	• Incentivize the achievement of specific profit goals over the short term
Guaranteed bonus	• Aid in long-term retention through establishment of specified amounts for certain executives
Long-term incentives	• Incentivize executives to achieve superior returns • Aid in retention of key individuals
Perquisites	• Aid in retention of key individuals
Severance Benefits	• Aid in retention of key individuals

Specific Compensation Elements

The principal components of our executive compensation program are base salary and a combination of guaranteed bonuses, profit bonuses and/or long-term incentive compensation, as well as 401(k) matching contributions and health care allowances. Certain executives are also entitled to severance benefits upon a termination of employment under certain circumstances. We do not maintain supplemental retirement programs or defined benefit pension plans for our executive officers because we believe that the existing compensation arrangements enable our executive officers to adequately plan for their retirement.

Base Salary: Base salaries are paid to our executive officers to compensate them for the performance of their respective job duties and responsibilities. Base salaries of our executive officers are typically reviewed on an annual basis. In setting annual base salaries, the following factors are taken into consideration, along with other relevant factors: the executive officer’s performance, the performance of the operations and departments for which he or she is responsible, changes in the scope of the executive officer’s job responsibilities and current compensation practices and trends in our industry. These factors are reviewed on a wholly subjective basis and no specific criteria are established with respect to individual, company or department performance. Our Chief Executive Officer, as the sole member, has historically set his own salary. Our Chief Executive Officer and/or our President review the performance of our other senior executives and decide whether to adjust their salaries, giving consideration to the factors discussed above.

In 2011, we hired Mr. Haluska, our Senior Vice President of Product Development and Mr. Carter, our new Chief Information Officer. Mr. Haluska’s initial annual base salary was set at $275,000 and Mr. Carter’s initial annual base salary was set up at $400,000.

At the end of 2010, pursuant to the terms of his employment agreement for 2011, Mr. Robinson’s annual base salary was increased by $25,000. Mr. Robinson’s new base salary for 2011 was $480,000. Mr. Thomas’ base salary increased to $325,000 from $300,000 in April 2011, pursuant to the terms of his offer letter. There were no salary adjustments made to the other named executive officers in 2011.

Profit Bonus: Messrs. Bielss and Carter are entitled to receive a bonus based on profit. Prior to his resignation, Mr. Robinson received a profit bonus as well. These profit bonuses pay either monthly or annually and are determined as a percentage of monthly or annual profitability based on internal measures as set by the Company. These profit bonuses are intended to directly align the executive’s pay with the performance of the stores that the executive is responsible for managing or the performance of the overall company.

During 2011, Mr. Bielss’ monthly profit bonus was based on 0.15% of an internal profit metric that measured the fee and interest income from the applicable stores for which Mr. Bielss was responsible, less direct costs of those stores and less an allocated amount for corporate overhead expenses. Mr. Carter’s annual profit bonus was calculated as 0.10% of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and was prorated from his start date with the Company. Mr. Robinson’s annual profit bonus was calculated as 1.5% of the Company’s earnings before taxes, amortization and depreciation.

Guaranteed Bonus: Messrs. Thomas and Carter participate in a guaranteed bonus award incentive. Guaranteed bonuses for executives are determined individually for each person and the terms are generally agreed at the time the executive joins the Company. The bonuses are paid either monthly or annually.

During 2011, on Mr. Thomas’ one year anniversary with the Company, he received a payment of $80,000, which was calculated as a $115,000 guaranteed bonus amount, per the terms of his offer letter, less the $35,000 he received as a sign-on bonus with the Company in April 2010. In 2011, Mr. Carter received a guaranteed bonus equal to 40% of his annual base salary, paid in monthly installments of one-twelfth of the total bonus amount, which was approximately $13,333.

Long-term Incentives: Mr. Haluska is entitled to receive a long-term incentive award, payable upon the termination of his employment, other than for cause, or upon an earlier change in control of the Company. The award payout is calculated by multiplying the consolidated EBITDA of the Company for the full 12-month period preceding the earlier of his termination date or the date of the change in control by a “long-term bonus percentage,” which starts at 0.40% on the first anniversary of his employment and increases by 0.10% each year thereafter, and a “vesting percentage,” which starts at 20% on the first anniversary of his employment and increases by 20% each year thereafter. The “vesting percentage” accelerates to 100% upon a change in control.

In addition, the Company had a long-term incentive arrangement with Mr. Robinson in the form of a phantom unit award. Prior to June 2010, Mr. Robinson held an option to purchase 3% of the interests in the Company for a price of $2 million. In June 2010, this option was replaced with a phantom unit award, payable in cash in 12 monthly installments over 2012, with an aggregate payout equal to the difference between 3% of the Company’s fair market value of the outstanding membership interests (as defined by the agreement) as of December 31, 2011 and $2 million. The phantom unit award did not constitute ownership of any membership or other equity interest of the Company or any of its subsidiaries, nor did it give Mr. Robinson any voting rights. On December 31, 2011, the total value of the cash payment for this award was $9,776,232.

Perquisites: The Company provides limited perquisites to its named executive officers. These perquisites include higher levels of relocation assistance and health club memberships. The named executive officers also received a negotiated health care reimbursement that was generally made available to other employees. In addition, the Chief Executive Officer is entitled to use the Company’s aircraft for non-business purposes. Incremental variable operating costs associated with such personal use are paid by the Company and totaled $319,022 in 2011.

Mix of Compensation Elements

The Company does not have any equity component to its compensation arrangements. As such, the Company believes that it is necessary to provide a highly competitive combination of cash based compensation, as described above, to attract and retain top talent. In addition, as recruiting talent with consumer finance and/or multi-unit experience often requires the relocation of executives from other geographic markets, the Company offers relocation assistance to certain employees.

Severance and Termination Arrangements

Current Named Executive Officers

Messrs. Thomas, Haluska and Carter, have offer letters that provide for payments upon a termination of employment due to involuntary termination and/or by the Company without cause. These arrangements are described in the section entitled “Employment Agreements/Terms of Employment.” The Company believes that these arrangements aid in attracting and retaining qualified executives to build value without the fear of losing employment for situations other than for cause or voluntary termination.

Former Named Executive Officers

Effective April 19, 2011, Mr. Pajkovic departed from his position as Chief Information Officer. In connection with his departure, and in accordance with his separation agreement, Mr. Pajkovic is receiving an aggregate amount of $241,429, which is being paid in 26 bi-weekly installments. In exchange for this arrangement, Mr. Pajkovic entered into a non-competition and employee and existing and prospective customer non-solicitation agreement, which will be in place for one year following his termination.

Executive Compensation

Summary Compensation Table

The following table summarizes the total compensation earned in 2010 and 2011 by our named executive officers. In addition, the following table includes the following individuals who are no longer serving as our executive officers: John W. Robinson, III, who served as our President until December 31, 2011 and Miodrag Pajkovic, who served as our Chief Information Officer until April 19, 2011.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)		Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)(7)	Total
Tracy Young Chief Executive Officer	2011	$250,000	$-		$-		$325,997	$575,997
	2010	250,000	-		-		125,081	375,081

Donald E. Thomas* Chief Financial Officer	2011	316,058	172,942	(2)	-		17,046	506,046
	2010	191,538	35,000		-		97,920	324,458

Otto W. Bielss, III Senior Vice President of Operations	2011	150,000	-		291,914	(4)	6,789	448,703
	2010	185,000	62,500		72,665		83,812	403,977

Edward C. Haluska** Senior Vice President of Product Development	2011	177,692	-		-		59,612	237,304

Barry R. Carter*** Chief Information Officer	2011	135,385	53,333		47,152	(5)	91,790	327,660

John W. Robinson, III Former President	2011	480,000	-		1,236,317	(5)	11,235	1,727,552
	2010	383,269	-		11,208,929	(6)	13,213	11,605,411

Miodrag Pajkovic Former Chief Information Officer	2011	69,231	110,000		-		179,014	358,245
	2010	225,000	-		-		20,653	245,653

*	For services performed since April 2010.
**	For services performed since April 2011.
***	For services performed since August 2011.

(1)	Represents guaranteed bonus amounts earned monthly or annually based on the arrangement outlined in each person’s offer letter.

(2)	The amount of Mr. Thomas’ bonus represents the guaranteed bonus earned in his first year of employment less the $35,000 he received as a sign-on bonus with the Company in April 2010 and the portion of his guaranteed bonus earned in his second year of employment that will be paid in 2012.

(3)	Represents profit bonus amounts earned monthly or annually based on the arrangement outlined in each person’s employment agreement or offer letter.

(4)	Represents the aggregate of monthly profit bonuses earned for 2011, with a portion of the profit bonuses paid in 2012.

(5)	Represents the annual profit bonus earned for 2011 but paid in 2012. The amount of Mr. Carter’s profit bonus is prorated from his start date.

(6)	Represents an annual profit bonus earned of $1,432,697 and a vested phantom unit award granted to Mr. Robinson in 2010 with a cash payout value equal to $9,776,232 (which represents 3.0% of the Company’s fair market value of the outstanding membership interests, as of December 31, 2011) as determined pursuant to the terms of Mr. Robinson’s employment agreement, less $2 million. Payment of the phantom stock award is occurring in 12 monthly installments beginning in January 2012.

(7)	The following table reflects the items that are included in the All Other Compensation column for 2011:

All Other Compensation Detail

	Perquisites
Name	Relocation Assistance		Health Care Allowance (c)	Health Club Membership	Personal Use of Aircraft		401(k) Match	Severance		Total All Other Compensation
Tracy Young	$-		$-	$340	$319,022	(d)	$6,635	$-		$325,977
Donald E. Thomas	-		11,250	-	-		5,796	-		17,046
Otto W. Bielss, III	-		4,931	-	-		1,858	-		6,789
Edward C. Haluska	53,779	(a)	5,513	320	-		-	-		59,612
Barry R. Carter	88,790	(b)	3,000	-	-		-	-		91,790
John W. Robinson, III	-		6,000	220	-		5,015	-		11,235
Charles L. Cole	-		3,000	-	-		5,466	-		8,466
Miodrag Pajkovic	-		5,321	-	-		6,550	167,143	(e)	179,014

(a)	Mr. Haluska’s relocation assistance was provided by the Company in connection with his hire as the Company’s Senior Vice President of Product Development and includes $35,000 in realtor fees, loan origination fees and other real estate expenses directly associated with his relocation, $8,715 in packing and moving expenses and $10,064 in temporary housing allowance. If Mr. Haluska leaves the Company voluntarily prior to April 2012, except upon death or disability, he is required to reimburse the Company for the relocation assistance provided.

(b)	Mr. Carter’s relocation assistance was provided by the Company in connection with his hire as the Company’s Chief Information Officer and includes $44,679 in realtor fees, loan origination fees and other real estate expenses directly associated with his relocation (costs incurred in 2011 but reimbursed in 2012), $31,068 in packing and moving expenses and $13,043 in temporary housing allowance. If Mr. Carter leaves the Company voluntarily prior to August 2012, except upon death or disability, he is required to reimburse the Company for the relocation assistance provided.

(c)	Prior to December 2011, the Company offered reimbursements for health premium costs incurred by employees in obtaining outside medical coverage. The allowance amount reimbursable to each employee varied according to the amount negotiated between the Company and the employee as noted in the individual’s offer letter.

(d)	The Company calculates the aggregate incremental costs of Mr. Young’s personal use of the aircraft based on an hourly charge that includes the costs of fuel, contract labor, crew travel and onboard catering. Since the Company’s aircraft are primarily used for business travel, the calculation excludes fixed costs that do not change based on usage, such as pilots’ salaries and the costs to acquire and maintain the aircraft.

(e)	Pursuant to his separation agreement, Mr. Pajkovic is entitled to receive payments totaling $241,429 over the 12-month period following termination. In accordance with his agreement, Mr. Pajkovic has agreed not to compete with us or to solicit any of our employees or customers or prospective customers with whom he had material contact during his employment with the Company for one year following his termination. The value in the table above represents the portion of severance earned in 2011.

Grants of Plan-Based Awards Fiscal 2011

The following table summarizes information over plan-based awards granted to each of our named and former named executive officers during 2011.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold	Target		Maximum
Tracy Young	$—	$—		$—
Donald E. Thomas	—	—		—
Otto W. Bielss, III	—	254,684	(1)	—
Edward C. Haluska	—	—	(2)	—
Barry R. Carter	—	46,630	(1)	—
John W. Robinson, III	—	1,432,697	(1)	—
Miodrag Pajkovic	—	—		—

(1)	Represents a cash incentive opportunity based upon, for Mr. Bielss, a percentage of 0.15% of an internal profit metric for the regions he is responsible for managing on a monthly basis, for Mr. Carter, a percentage of 0.10% of the Company’s EBITDA on an annual basis or for Mr. Robinson, a percentage of 1.5% of the Company’s earnings before taxes, amortization and depreciation on an annual basis. By nature of the award, the threshold, target and maximum payout are undeterminable at the time of grant. Accordingly, as required under SEC rules, the amounts reflected in the table above are representative amounts based upon performance in 2010. For Mr. Carter, the 2010 amount was prorated for the term of his employment with the Company in 2011.

(2)	Represents a long-term incentive award, payable upon the termination of Mr. Haluska’s employment, other than for cause, or upon an earlier change in control of the Company. The award payout is calculated by multiplying the consolidated EBITDA of the Company for the full 12-month period preceding the earlier of his termination date or the date of change in control by a “long-term bonus percentage,” which starts at 0.40% on the first anniversary of his employment and increases by 0.10% each year thereafter, and a “vesting percentage,” which starts at 20% on the first anniversary of his employment and increases by 20% each year thereafter. The “vesting percentage” accelerates to 100% upon a change in control. The award will pay out in 12 monthly installments if Mr. Haluska is employed for less than 30 months and 24 monthly installments if Mr. Haluska is employed for 30 months or more.

Employment Agreements/Terms of Employment

Each named executive officer, except for our Chief Executive Officer, has either an employment agreement or written offer letter that specifies the terms of his overall compensation package as described below.

Donald E. Thomas: Mr. Thomas joined us as Chief Financial Officer in April 2010. We executed an offer letter with Mr. Thomas that specifies the terms of his compensation for a five-year period. This compensation arrangement was designed to both attract Mr. Thomas and to retain his services in the long term. Mr. Thomas’ offer letter specifies his base salary for year one at an annual rate of $300,000, as well as his base salary for years two, three, four and five, as follows: $325,000, $350,000, $375,000 and $400,000, respectively. In addition, for each year he remains with us, Mr. Thomas is due an annual bonus as specified in his agreement for years one, two, three, four and five, as follows: $115,000, $135,000, $175,000, $225,000 and $300,000, respectively. Mr. Thomas’ offer letter provides for severance upon termination without cause in the amount of six months of base salary, six months of health care allowance and a prorated annual bonus (with a minimum of three months).

Otto W. Bielss, III: Mr. Bielss joined us as Senior Vice President of Operations in January 2010. We executed an offer letter with Mr. Bielss that specifies his base salary for 2010 at an annual rate of $200,000 and an annual bonus in the amount of $75,000, paid in monthly installments. During 2010, Mr. Bielss agreed to a reduction in salary to $150,000 and a discontinuance of his annual bonus. In return, Mr. Bielss was made eligible to participate in a profit bonus which is based on 0.15% of an internal monthly profit metric as determined by the Company. The internal monthly profit metric measures the interest and fee income from the applicable stores for which Mr. Bielss is responsible for managing, less direct costs of those stores and less an allocated amount for corporate overhead expenses.

Edward C. Haluska: Mr. Haluska joined us as Senior Vice President of Product Development in April 2011. We executed an offer letter with Mr. Haluska that specifies the terms of his compensation for a five-year period. This compensation arrangement was designed to both attract Mr. Haluska and to retain his services in the long term. Mr. Haluska’s offer letter specifies his base salary for year one at an annual rate of $275,000, as well as his base salary for years two, three and four to be set at $300,000 and year five at $325,000. In addition, Mr. Haluska has received a long-term incentive award, which is described under the section “Long-Term Incentives.” Mr. Haluska’s offer letter also provides for severance upon involuntary termination without cause in the amount of six months of base salary and six months of health care allowance. After achieving 12 months of service, in addition to six months of base salary and six months of health care allowance, this severance also includes a long-term incentive award equal to the product of his then-applicable “long-term percentage,” “vesting percentage” and the consolidated EBITDA of the Company for the full twelve month period prior to termination of employment.

Barry R. Carter: Mr. Carter joined us as Chief Information Officer in August of 2011. We executed an offer letter with Mr. Carter that specifies the terms of his compensation for a five-year period. This compensation arrangement was designed to both attract Mr. Carter and to retain his services in the long term. Mr. Carter’s offer letter specifies his base salary for year one at an annual rate of $400,000, as well as his base salary for years two, three, four and five, as follows: $425,000, $450,000, $475,000 and $500,000, respectively. In addition, Mr. Carter is eligible to receive a guaranteed bonus equal to 40% of his annual base salary, paid in monthly installments, as well as an annual profit bonus equal to 0.10% of the Company’s consolidated EBITDA for the prior fiscal year, with the first year profit bonus being prorated based on his effective date. Mr. Carter’s offer letter provides for severance upon involuntary termination without cause in the amount of three months of base salary and three months of health care allowance, which would be contingent upon execution of a separation agreement including a general release. After achieving 12 months of service, this severance benefit increases to six months of base salary and six months of health care allowance. Mr. Carter’s offer letter also provides for payment in the event of a change in control that results in Mr. Carter’s position being terminated within the first twelve months from the change in control date of six months of base salary and six months of health care allowance.

Potential Payments Upon Termination or Change of Control

The information below describes the estimated value of the potential payments that would have become payable to each named executive officer assuming a termination of employment and/or change of control had occurred on December 31, 2011, given the named executive officers’ compensation as of such date. For information regarding the employment agreements with each named executive officer, including a description of rights upon termination of employment under different circumstances and of the non-competition covenants contained in the employment agreements, see the section entitled “Employment Agreements/Terms of Employment.”

Payments Due to Termination by the Company Without Cause

Termination without cause:

Name	Severance (1)	Bonus (2)	Health Care Allowance (3)	Total
Tracy Young	$-	$-	$-	$-
Donald E. Thomas	162,500	92,942	4,500	259,942
Otto W. Bielss, III	-	-	-	-
Edward C. Haluska (4)	137,500	-	4,135	141,635
Barry R. Carter (5)	100,000	-	2,250	102,250

(1)	Based on three or six months of current base salary, as specified in the respective individual’s offer letter.

(2)	Based on a proration of Mr. Thomas’ annual guaranteed bonus for his second year of employment.

(3)	Based on three or six months of the lesser of actual medical reimbursements or $750 per month, as specified in the respective individual’s offer letter.

(4)	Mr. Haluska does not earn a bonus percentage multiplier under his long-term incentive award until the first anniversary of his employment in 2012. Accordingly, upon a termination of employment without cause, or a change in control, on December 31, 2011, there would not have been any payout under his long-term incentive award.

(5)	In the event that a change in control occurred on December 31, 2011 and Mr. Carter’s position was terminated on that date, he would receive $200,000 in severance and $4,500 in health care allowance, for a total of $204,500, which represents six months of base salary and six months of the lesser of actual medical reimbursements or $750 per months, as specified in Mr. Carter’s offer letter.

In the event of a termination for cause or a change in control without any termination of employment, no executives would be entitled to any severance amounts.

Since Mr. Robinson resigned from his position as President of the Company effective December 31, 2011, he is not entitled to any severance amounts. Pursuant to his separation agreement, Mr. Pajkovic’s employment terminated effective April 19, 2011, where he is entitled to receive payments totaling $241,429 over the 12-month period following termination.

Risk Assessment of Compensation Policies and Practices

The design and operation of our incentive compensation arrangements for our employees, including the named executive officers, were reviewed for the purpose of determining whether such programs might encourage inappropriate risk-taking that would be reasonably likely to have a material adverse effect on the Company. In conducting its review, management considered the performance objectives and target levels used in connection with these incentive arrangements and also the features of the Company’s compensation program that are designed to mitigate compensation-related risk. Management concluded that the Company’s compensation plans, programs and policies, considered as a whole, including applicable risk-mitigation features, are not reasonably likely to have a material adverse effect on the Company.

As part of its review, management determined that the 2011 performance criteria used in connection with our incentive program for certain store management employees, which was intended to encourage loan growth, led to an increase in charge-offs as a percentage of originations in 2011. We have modified the store management incentive plans to better balance growth and profitability and have seen net charge-offs as a percent of originations improve in January and February 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Tracy Young, the founder, Chief Executive Officer and a manager of TMX Finance LLC, is the sole member/owner of TMX Finance LLC, owning directly all 100 of the outstanding limited liability company interests in TMX Finance LLC. Mr. Young’s address is 15 Bull Street, Suite 200, Savannah, Georgia 31401. No director, officer or employee of the Company, or any other person, has any option, warrant or other right to acquire any ownership interest in TMX Finance LLC. As of December 31, 2011, there were no compensation plans that provide for the issuance of equity compensation to any person.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Real Estate Leases

We lease our corporate headquarters from Parker-Young, LLC, or “PY.” PY is owned 50% by Tracy Young, TMX Finance LLC’s sole member and Chief Executive Officer, and 50% by another individual. The initial term of this lease expires in 2015, followed by two ten-year options to renew. As of December 31, 2011, we leased two retail spaces from TY Investments, LLC, or “TYI,” which is wholly-owned by our sole member, and one retail space from TMX Investments, LLC, or “TMXI,” a wholly-owned subsidiary of TYI. These retail spaces were acquired by TYI and TMXI, as applicable, and subsequently leased to us because they are located in areas where we could not secure satisfactory leases from other parties. We also lease two condominium units in Savannah, Georgia from TYI, which are primarily used as a relocation benefit to attract new management.

Rental payments to TYI, TMXI and PY were approximately $0.8 million for each of the years ended December 31, 2011, 2010 and 2009.

Transactions with EAL

EAL was founded by our sole member in April 2006. In June 2010, EAL was contributed to us by our sole member, who received no consideration for the contribution. Prior to the contribution of EAL to us, TitleMax of Georgia, Inc., or “TMG,” entered into a servicing agreement with EAL, which remains in effect, pursuant to which TMG originates and services EAL loans within 123 of TMG’s locations. Under the terms of the agreement, EAL pays to TMG an origination fee equal to $50 for each EAL loan originated by TMG and a servicing fee equal to $14 for each EAL loan for which TMG receives payment. Offering EAL products in existing stores provides TMG additional income with little incremental cost. EAL had receivable balances of approximately $5.5 million, $2.8 million and $2.7 million as of December 31, 2010, 2009 and 2008, respectively, and $3.2 million as of June 30, 2010 (the quarter end following Mr. Young’s contribution of EAL to us). In addition, TMG had a receivable for software development costs of approximately $0.6 million and $0.6 million due from EAL as of December 31, 2009 and June 30, 2010, respectively (no receivable existed prior to 2009). In April 2009, EAL entered into a sublease arrangement with TMG pursuant to which EAL subleases a single location from TMG in Lawrenceville, Georgia, where zoning restrictions prevent the operation of a title pawn business but permit EAL’s consumer loans. See “Item 1. Business—Services.” Rental payments to TMG for this location were approximately $48,000 for the year ended December 31, 2009 and approximately $35,000 for the six months ended June 30, 2010.

Airplane Payments

TMG was a party to an Aircraft Reimbursement Agreement with Aviation. Under this agreement, which expired on December 31, 2010, we reimbursed Aviation for all costs it incurred in connection with the ownership and operation of aircraft used by us, including debt servicing for an airplane and hangar, insurance, a full time pilot and fuel and maintenance costs. The reimbursement agreement limited our reimbursement obligations to $7.0 million for the combined years 2009 and 2010. Total payments to Aviation under this reimbursement agreement were approximately $4.3 million and $0.9 million for 2010 and 2009, respectively. Effective January 1, 2011, TMG entered into a new Aircraft Reimbursement Agreement with Aviation pursuant to which it reimbursed Aviation for services substantially similar to those set forth in the previous agreement discussed above. The new reimbursement agreement limited our reimbursement obligations to $3.0 million for 2011. Total payments to Aviation under the new reimbursement agreement were approximately $1.8 million for the year ended December 31, 2011.

TMG entered into a Non-Exclusive Aircraft Lease Agreement with Aviation. Under this agreement Aviation leases to TMG an aircraft owned by Aviation on a non-exclusive basis for a rental charge of $200,000 per month beginning in April 2011.

An airplane owned by Aviation is collateral for a loan to our sole member from a third party with a balance as of January 1 and December 31, 2011 of approximately $3.3 million and $3.1 million, respectively, with repayment of the loan guaranteed by us. The note is payable in monthly installments of $35,000, including interest and principal. The note has a fixed interest rate of 6.35% and has a final payment of $2.1 million due in October 2015. The total principal amount and interest paid on this loan was approximately $0.2 million and $0.2 million, respectively, for the year ended December 31, 2011.

Related to Aviation’s purchase of an additional airplane in November 2010, we loaned our sole member $2.0 million at 12% interest, due in November 2014. The balance of this note at January 1 and December 31, 2011 was approximately $2.0 million and $1.5 million, respectively. The total principal and interest paid by our sole member on this loan was approximately $0.4 million and $0.2 million, respectively, for the year ended December 31, 2011.

Working Capital Indebtedness

Our former President and TMX Finance LLC were parties to an employment agreement with a term through December 31, 2011. Pursuant to the employment agreement, our former President was entitled to receive, in addition to his base salary, an annual profit sharing bonus equal to 1.5% of our earnings before interest, taxes, amortization and depreciation. The employment agreement included a provision granting our former President the option to exchange $2.0 million of debt for a 3% interest in TMX Finance LLC. The employment agreement was amended effective as of January 1, 2010 to replace this equity option with a grant of phantom units. The phantom units, which were fully vested, represented the right to receive a cash payment equal to the difference, if positive, between $2.0 million and an amount equal to 3% of the fair market value of the outstanding membership interests of TMX Finance LLC. This payment is occurring in 12 monthly installments beginning January 2012. In December 2011, we repaid the remaining outstanding principal amount of $1.5 million of an unsecured note held by our former President for amounts loaned to us in 2004 and 2006. The original principal amount of the note was approximately $2.5 million. This note was scheduled to mature on July 14, 2012. Interest on this note was payable monthly at the rate of 20% per annum. The total interest paid on this note was approximately $0.3 million for the year ended December 31, 2011.

In May 2010, in response to significant demand for our product, our sole member made an interim equity infusion of $2.9 million to the Company to ensure adequate cash availability for the business. Following the issuance of $250.0 million of senior secured notes in June 2010, TMX Finance LLC made a distribution to the sole member in an amount equal to the amount of this interim equity infusion.

For more information regarding related-party activities, see note 16 to our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Indebtedness.”

Policies and Procedures for Review, Approval and Ratification of Related Party Transactions

The Board of Managers of TMX Finance LLC is drafting a related party transaction policy to be adopted in the near future. Currently, the Board of Managers must conform to the related party requirements included in the Indenture for the senior secured notes. The Indenture requires related party transactions to (1) be no less favorable than an arm’s length transaction with a person who is not a related party, (2) be approved by a majority of the non-employee managers if the transaction is greater than $3 million and (3) for transactions greater than $7.5 million, be determined to be fair from a financial point of view based upon an opinion provided by a third party firm of national standing. The Board of Managers will examine all related party transactions using the terms of the Indenture until such time as the Company’s own policy is formally adopted.

Compensation Interlocks and Insider Participation

Tracy Young, TMX Finance LLC’s sole member and Chief Executive Officer, and John W. Robinson, III, our former President, determined the compensation of our executive officers for the fiscal year ended December 31, 2011. No executive officer of the Company served during 2011 on the Board of Directors or Compensation Committee of any other entity that had an executive officer who served as a manager or director of the Company or on any Compensation Committee of ours at any time during 2011.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees and expenses billed for professional services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. for fiscal 2010 and 2011. On December 1, 2011, McGladrey & Pullen, LLP acquired RSM McGladrey, Inc. Prior to that date, the two firms operated under an alternate practice structure.

	Fiscal Year Ended December 31,
Fee Category	2011	2010
Audit Fees	$698,176	$843,107
Audit-Related Fees	509,879	266,316
Tax Fees	364,175	254,173
All Other Fees	13,159	7,697

Total Fees	$1,585,389	$1,371,293

Audit Fees: Consists of fees and expenses for professional services rendered for the audit of our consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports, and services normally provided in connection with statutory and regulatory filings.

Audit- Related Fees: Consists of fees and expenses for professional services provided in connection with our bond offerings and audit of our retirement savings plan.

Tax Fees: Consists of fees and expenses for professional services provided relating to tax planning and compliance services, and assistance with tax audits and appeals.

All Other Fees: Consists of fees other than the professional services reported above. The services provided are in connection with unclaimed property research.

All audit and non-audit services provided by McGladrey & Pullen, LLP are pre-approved by the Chairman of the Board of Managers and Chief Executive Officer, who considers whether the provision of the non-audit services is compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The non-audit services provided by McGladrey & Pullen, LLP in fiscal 2010 and 2011 were pre-approved in accordance with this policy and communicated to the remainder of the Board of Managers.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The information required by this Item is included in “Item 8. Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

All schedules, for which provision is made in the applicable accounting regulations of the SEC, have been omitted because they are not required under the related instructions, are not applicable or the information has been provided in the consolidated financial statements or the notes thereto, included in “Item 8. Financial Statements and Supplementary Data.

(a)(3) Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in parentheses. All other exhibits are filed or furnished herewith. Our current, quarterly and annual Reports are filed with the SEC under File No. 333-172244. Our Registration Statements have the file numbers noted wherever such statements are identified in the following list of exhibits.

Exhibit No.	Description of Exhibit
3.1*	Certificate of Formation of TMX Finance LLC, dated September 25, 2003 (exhibit 3.1 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

3.2*	First Amendment to the Certificate of Formation of TMX Finance LLC, dated June 18, 2010 (exhibit 3.2 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

Exhibit No.	Description of Exhibit
3.3*	Amended and Restated Operating Agreement of TMX Finance LLC, dated June 21, 2010 (exhibit 3.3 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

4.1*	Indenture, dated June 21, 2010, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent, including the guarantee and the form of 13.25% senior secured note due 2015 (exhibit 4.1 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

4.2*	First Supplemental Indenture, dated May 13, 2011, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent, including the guarantee and the form of 13.25% senior secured note due 2015 (exhibit 4.2 to TMX Finance LLC’s Registration Statement on Form S-4, dated September 16, 2011, is incorporated herein by this reference)

10.1*†	Amended and Restated Employment Contract dated June 6, 2010 by and between TitleMax Holdings, LLC, a Delaware limited liability company, and its various subsidiaries and John W. Robinson, III (exhibit 10.1 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

10.2*	Amended and Restated Aircraft Reimbursement Agreement dated October 1, 2010 by and among TitleMax of Georgia, Inc., a Georgia corporation, TitleMax Aviation, Inc., a Delaware corporation, and TMXA, LLC, a Delaware limited liability company (exhibit 10.2 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

10.3*	Aircraft Reimbursement Agreement dated January 1, 2011, by and among TitleMax of Georgia, Inc., a Georgia corporation, TitleMax Aviation, Inc., a Delaware corporation, and TMXA, LLC, a Delaware limited liability company (exhibit 10.3 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

10.4*	Non-Exclusive Aircraft Lease Agreement dated January 1, 2011 by and between TitleMax Aviation, Inc. and TitleMax of Georgia, Inc. (exhibit 10.4 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.5*	Servicing Agreement dated April 19, 2009 by and between EquityAuto Loan, LLC and TitleMax of Georgia, Inc. (exhibit 10.5 to Amendment No. 2 to TMX Finance LLC’s Registration Statement on Form S-4, dated April 19, 2011, is incorporated herein by this reference)

10.6*	Real Estate Lease Agreement dated January 1, 2009 by and between TMX Investments, LLC and TitleMax of Missouri, Inc. (exhibit 10.6 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.7*	Real Estate Lease Agreement dated September 1, 2008 by and between TY Investments, LLC and TitleMax of Georgia, Inc. (exhibit 10.7 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.8*	Real Estate Lease Agreement dated September 1, 2008 by and between TY Investments, LLC and TitleMax of Georgia, Inc. (exhibit 10.8 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.9*	Sublease Agreement dated August 29, 2008 by and among TitleMax of Georgia, Inc., EquityAuto Loan, LLC, and National Retail Properties LP (exhibit 10.9 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.10*	Real Estate Lease Agreement dated September 1, 2008 by and between TY Investments, LLC and TitleMax of Missouri, Inc. (exhibit 10.10 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

Exhibit No.	Description of Exhibit
10.11*	Real Estate Lease Agreement dated January 1, 2009 by and between TY Investments, LLC and TitleMax of Mississippi, Inc. (exhibit 10.11 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.12*	Real Estate Lease Agreement dated August 3, 2007 by and between TY Investments, LLC and TitleMax of Illinois, Inc. (exhibit 10.12 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.13*	Real Estate Lease Agreement dated September 1, 2007 by and between TY Investments, LLC and TitleMax of Virginia, Inc. (exhibit 10.13 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.14*	Real Estate Lease Agreement dated July 1, 2007 by and between TY Investments, LLC and TitleMax of Georgia, Inc. (exhibit 10.14 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.15*	Real Estate Lease Agreement dated September 1, 2007 by and between TY Investments, LLC and TitleMax of Missouri, Inc. (exhibit 10.15 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.16*	Real Estate Lease Agreement dated July 21, 2007 by and between TY Investments, LLC and TitleMax of South Carolina, Inc. (exhibit 10.16 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.17*	Real Estate Lease Agreement dated November 20, 2007 by and between TY Investments, LLC and TitleMax of Missouri, Inc. (exhibit 10.17 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.18*	Real Estate Lease Agreement by and between TY Investments, LLC and TitleMax of South Carolina, Inc. (exhibit 10.18 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.19*	Real Estate Lease Agreement dated April 30, 2008 by and between TY Investments, LLC and TitleMax of Georgia, Inc. (exhibit 10.19 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.20*†	Employment Offer Letter of Donald Thomas dated April 20, 2010 (exhibit 10.20 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.21*†	Employment Offer Letter of Charles Cole dated July 28, 2009 (exhibit 10.21 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.22*†	Employment Offer Letter of Otto Bielss dated December 14, 2009 (exhibit 10.22 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.23†	Employment Offer Letter of Patrick Venezia dated January 10, 2012

10.24†	Employment Offer Letter of Edward Haluska dated March 18, 2011

10.25†	Employment Offer Letter of Barry Carter dated June 16, 2011

21.1	Subsidiaries of TMX Finance LLC

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer

31.2	Certification Pursuant to Rule 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer

101

Interactive Data File:

(i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Cash flows for the Years Ended December 31, 2011, 2010 and 2009; and (iv) Notes to Consolidated Financial Statements

†	Executive compensation plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2012

TMX FINANCE LLC
By:	/s/ Tracy Young

Tracy Young
Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tracy Young	Chief Executive Officer and Manager (principal executive officer)	March 19, 2012
Tracy Young

/s/ Donald E. Thomas	Chief Financial Officer (principal financial and accounting officer)	March 19, 2012
Donald E. Thomas

/s/ John W. Robinson, III	Manager	March 19, 2012
John W. Robinson, III

/s/ Robert F. Pirkle	Manager	March 19, 2012
Robert F. Pirkle