Form 10-Q
period 2012-03-31
TMX Finance LLC
filed 2012-05-11
CIK 1511967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐    Not applicable  ☒

The Company has 100 outstanding limited liability company membership units, all of which are held by Tracy Young.

TMX FINANCE LLC

AND AFFILIATES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TMX FINANCE LLC

AND AFFILIATES

Consolidated Balance Sheets

March 31, 2012 (unaudited) and December 31, 2011

(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$119,341	$38,141

Title loans receivable	425,009	490,093
Allowance for loan losses	(64,125)	(73,103)
Unamortized loan origination costs	3,040	2,829

Title loans receivable, net	363,924	419,819

Interest receivable	26,101	31,517
Property and equipment, net	80,620	72,571
Debt issuance costs (net of accumulated amortization of $6,434 and $5,445 as of March 31, 2012 and December 31, 2011, respectively)	13,053	14,042
Goodwill	5,975	5,975
Intangible assets, net	80	140
Note receivable from sole member	1,436	1,549
Other assets	19,917	20,994

Total Assets	$630,447	$604,748

Liabilities and Equity
Senior secured notes (with net premium of $1,970 and $2,120 as of March 31, 2012 and December 31, 2011, respectively)	$311,970	$312,120
Notes payable	12,310	11,370
Notes payable to related parties	20,295	20,512
Obligations under capital leases	2,033	2,052
Accounts payable and accrued expenses	42,414	62,356

Total Liabilities	389,022	408,410

Commitments and contingencies (Note 9)
Member’s equity and noncontrolling interests:
Total member’s equity (with retained earnings of $231,943 and $186,704 at March 31, 2012 and December 31, 2011, respectively)	247,724	202,484
Noncontrolling interests	(6,299)	(6,146)

Total member’s equity and noncontrolling interests	241,425	196,338

Total Liabilities and Equity	$630,447	$604,748

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Income (unaudited)

For the Three Months Ended March 31, 2012 and 2011

(in thousands)

	Three Months Ended March 31,
	2012	2011
Interest and fee income	$151,361	$111,139
Provision for loan losses	(11,462)	(5,917)

Net interest and fee income	139,899	105,222

Costs, expenses and other:
Salaries and related expenses	45,057	35,372
Occupancy costs	14,433	11,373
Depreciation and amortization	3,970	2,917
Advertising	1,351	2,642
Other operating and administrative expenses	17,423	13,522
Interest, including amortization of debt issuance costs	11,675	9,502

Total expenses	93,909	75,328

Net income	45,990	29,894
Net loss attributable to noncontrolling interests	(153)	(986)

Net income attributable to member’s equity	$46,143	$30,880

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2012 and 2011

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$45,990	$29,894
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,462	5,917
Depreciation and amortization	3,970	2,917
Amortization of discount, premium, debt issuance and upfront lease costs	916	1,123
Amortization of acquired intangibles	60	—
Net loss on disposal of property and equipment	31	6
Changes in assets and liabilities:
Interest receivable	5,416	2,853
Other assets	1,375	(508)
Net change in loan origination costs	(211)	(120)
Accounts payable and accrued expenses	(19,942)	(15,784)

Net cash provided by operating activities	49,067	26,298

Cash Flows from Investing Activities
Net title loans collected	44,644	30,180
Payments for acquisitions, net of cash acquired	—	(4,100)
Purchase of property and equipment	(12,050)	(8,939)
Increase in restricted cash	(375)	(825)
Receipt of payments on note receivable from sole member	113	100
Cash from consolidation of variable interest entities	—	41

Net cash provided by investing activities	32,332	16,457

Cash Flows from Financing Activities
Repayments of notes payable to related parties	(217)	(212)
Repayments of notes payable and capital leases	(29)	(23)
Distributions to sole member	(903)	(2,000)
Proceeds from contributions to consolidated variable interest entities	—	75
Proceeds from notes payable issued by consolidated variable interest entities	950	200

Net cash used in financing activities	(199)	(1,960)

Net increase in cash and cash equivalents	81,200	40,795
Cash and cash equivalents at beginning of period	38,141	53,585

Cash and cash equivalents at end of period	$119,341	$94,380

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(1)	Nature of Business, Seasonality, Principles of Consolidation, Basis of Presentation, Use of Estimates and Significant Accounting Policies

Nature of Business

TMX Finance LLC and affiliates (collectively, the “Company”) is a specialty finance company that originates and services automobile title loans through 801 title-lending stores in 12 states as of March 31, 2012. Affiliates include wholly-owned subsidiaries and consolidated variable interest entities (“VIEs”) as described below. The Company operates as TitleMax in 665 stores, and in 130 stores, the Company operates under a TitleBucks brand. The Company offers a second lien automobile product in Georgia under the EquityAuto Loan brand, with operations conducted within 121 TitleMax stores and through 6 standalone stores. Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment: specialty financial services.

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

Principles of Consolidation

The Company conducts business in Texas through a wholly-owned subsidiary (TitleMax of Texas, Inc.) registered as a Credit Services Organization (“CSO”) and licensed as a Credit Access Business (“CAB”) under Texas law. TitleMax of Texas, Inc. entered into credit services organization agreements (“CSO Agreements”) with three third-party lenders (the “CSO Lenders”). The CSO Agreements govern the terms by which the Company performs underwriting services and refers customers in Texas to the CSO Lenders for a possible extension of a loan. The Company processes loan applications and commits to reimburse the CSO Lenders for any loans or related fees that are not collected from those customers. Two of the CSO Lenders operate on an exclusive basis, and the Company has determined that they are VIEs of which the Company is the primary beneficiary. Therefore, the Company has consolidated these VIEs.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(1)	Nature of Business, Seasonality, Principles of Consolidation, Basis of Presentation, Use of Estimates and Significant Accounting Policies (continued)

The Company is associated with several other entities that it must evaluate as potential variable interest entities. TY Investments (“TYI”) is owned by the sole member of TMX Finance LLC. TYI owns certain real estate that is leased to the Company. Parker-Young (“PY”) is owned 50% by the sole member of TMX Finance LLC. PY owns certain real estate that is leased to the Company. The Company evaluated these entities and determined that the Company does not have a variable interest and that neither has characteristics of a variable interest entity pursuant to the applicable accounting guidance. Both entities have sufficient equity at risk without the need for any additional subordinated financial support. The Company has therefore determined that TYI and PY are not variable interest entities. TitleMax Aviation, Inc., a Delaware corporation (“Aviation”), and TitleMax Construction, LLC (“Construction”) are other entities evaluated as variable interest entities. Aviation is owned by the sole member of TMX Finance LLC and has three aircraft and related debt. The aircraft are used by the Company to conduct its business. The Company and certain subsidiaries guarantee certain debt of Aviation. Construction is owned by the sole member and directly handles the store improvement work for TMX Finance LLC and its subsidiaries. Aviation and Construction are VIEs of which the Company is the primary beneficiary; therefore, these entities have been consolidated.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies stated in the Company’s audited consolidated financial statements for the year ended December 31, 2011 and should be read in conjunction with the notes to those consolidated financial statements. These statements have also been prepared in accordance with the instructions to Form 10-Q and generally accepted accounting principles for interim financial information. The consolidated balance sheet data as of December 31, 2011 were derived from the Company’s audited consolidated financial statements. Accordingly, the accompanying unaudited consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been included. Results for any interim period are not necessarily indicative of the results for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation, with no effect on net income or member’s equity.

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

Significant Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within our industry. The following is a description of significant accounting policies used in preparing the consolidated financial statements.

Loan Losses

Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses and an adequate accrual for losses related to guaranteed loans processed for our unconsolidated CSO Lender. Factors used in assessing the overall adequacy of the allowance for loan losses, the accrual for losses related to guaranteed loans processed for our unconsolidated CSO Lender and the resulting provision for loan losses include loan loss experience, contractual delinquency of title loans receivable, the value of underlying collateral, economic and other qualitative considerations and management’s judgment. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. The Company’s average loan size is approximately $1,250. The Company charges-off an account when the customer is 61 days contractually past due. Charge-offs on title loans receivable are equal to the loan balance less an estimated amount of recovery.

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

While the Company’s tax status and income tax elections remain in effect, the Company may occasionally make distributions to the sole member in amounts sufficient to pay some or all of the taxes due on the Company’s items of income, deductions, losses, and credits which have been allocated for reporting on the sole member’s income tax return. In April 2012, the Company made distributions of $20.4 million to its sole member to pay 2011 federal and state income taxes. The Company may make future distributions to the sole member in addition to those required for income taxes as permitted under the terms of the bond indenture. At March 31, 2012, the remaining availability of permitted distributions to our sole member for purposes other than estimated personal income tax payments was approximately $12.2 million (calculated net of an estimate for personal income taxes).

Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-04 to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between accounting principles generally accepted in the United States of America and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The Company adopted the provisions of this guidance in the first quarter of 2012 with no impact on the Company’s financial position, results of operations or cash flows.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(2)	Credit Quality Information, Allowance for Losses on Title Loans Receivable and Liability Related to Unconsolidated CSO Lender Loans

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

Delinquency experience of title loans receivable at March 31, 2012 and December 31, 2011 was as follows:

(in thousands)	March 31, 2012	December 31, 2011
1-30 days past due	$46,026	$57,494
31-60 days past due	6,733	11,291

Total past due	52,759	68,785
Current	372,250	421,308

Total	$425,009	$490,093

Title loans receivable on the consolidated balance sheets is net of unearned interest and fees of $2.4 million and $2.9 million as of March 31, 2012 and December 31, 2011, respectively.

Accrual of interest and fee income on title loans receivable is discontinued when no payment has been received for 35 days or more. The accrual of income is not resumed until the account is less than 5 days past due on a contractual basis, at which time management considers collectability to be probable. Title loans receivable in non-accrual status at March 31, 2012 and December 31, 2011 were as follows:

(in thousands)	March 31, 2012	December 31, 2011
Non-accrual loans	$39,898	$54,198

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(2)	Credit Quality Information, Allowance for Losses on Title Loans Receivable and Liability Related to Unconsolidated CSO Lender Loans (continued)

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Beginning balance	$73,103	$52,048
Provision for loan losses	11,229	5,917
Charge-offs	(31,375)	(19,664)
Recoveries	11,168	7,131

Ending balance	$64,125	$45,432

Changes in the liability for losses on loans processed for the Company’s unconsolidated CSO Lender for the three months ended March 31, 2012 were as follows:

(in thousands)	March 31, 2012
Beginning balance	$1,006
Provision for loan losses	233

Ending balance	$1,239

The aggregate provision for loan losses (in thousands) for the three months ended March 31, 2012 and 2011 was $11,462 and $5,917, respectively.

(3)	Property and Equipment

Property and equipment at March 31, 2012 and December 31, 2011 consisted of the following:

(in thousands)	March 31, 2012	December 31, 2011
Leasehold improvements	$42,990	$39,165
Computers and software	24,196	23,569
Aircraft	23,288	23,288
Furniture and fixtures	17,223	15,370
Signs	16,602	15,792
Assets not placed in service	11,846	7,022
Assets under capital leases	2,240	2,240
Vehicles	339	339

Subtotal	138,724	126,785
Accumulated depreciation and amortization	(58,104)	(54,214)

Net property and equipment	$80,620	$72,571

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(4)	Goodwill and Intangible Assets

Goodwill and intangible assets as of March 31, 2012 consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization:
Customer relationships	$300	$(220)	$80
Intangibles not subject to amortization:
Goodwill			$5,975

During the three months ended March 31, 2012 and 2011, there was no impairment of goodwill or intangible assets. The remaining net intangibles subject to amortization will be expensed during 2012.

(5)	Notes Payable

As of March 31, 2012, the Company’s consolidated CSO Lenders have a total of $11.9 million of notes payable to third parties. One consolidated CSO Lender has 26 notes due throughout 2012 and 2013, bearing interest ranging from 10% to 16% and secured by the assets of the consolidated CSO Lender. These notes allow the consolidated CSO Lender to take one or more draws up to a total maximum principal of $8.8 million. As of March 31, 2012, a total of $8.4 million was drawn under these notes. The other consolidated CSO Lender has two unsecured notes due in January 2013 that bear interest at 14% and allow draws up to a total maximum principal of $3.7 million. As of March 31, 2012, a total of $3.5 million was drawn under these notes. These notes each have an automatic annual renewal provision for an additional period of one year.

(6)	Guarantees

Senior Secured Notes

TMX Finance LLC and TitleMax Finance Corporation, as co-issuers (the “Issuers”), issued $250 million of senior secured notes in June 2010 and $60 million of senior secured notes in July 2011 (collectively, the “Notes”). The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Issuers and each of their existing and future domestic restricted subsidiaries, other than immaterial subsidiaries. This guarantee arose from the issuance of bonds for the purpose of additional financing. The Notes are secured by first-priority liens on substantially all of the Issuers’ assets and require performance under the guarantee if there is a default on the bonds. Under this guarantee, the maximum potential amount of future, undiscounted payments is $453.8 million. The current carrying amount of the related liability at March 31, 2012 is $312.0 million.

CSO Agreements

Under the terms of the CSO Agreements with non-exclusive third-party lenders, the Company is contractually obligated to reimburse the lenders for the full amounts of the loans and certain related fees that are not collected from the customers. In certain cases, the lenders sell the related loans, and the Company’s obligation to reimburse for the full amounts of the loans and certain related fees that are not collected from the customers extends to the purchasers. Under this guarantee, the maximum potential amount of future, undiscounted payments is approximately $8.7 million. The value of the related liability at March 31, 2012 is approximately $1.2 million and is included in accounts payable and accrued expenses on the consolidated balance sheets and provision for loan losses on the consolidated statements of income.

Aircraft

The sole member and Chief Executive Officer of the Company has a note payable to a finance company originating from the purchase of an aircraft. The note payable is unconditionally and absolutely guaranteed by TMX Finance LLC and certain of its wholly-owned subsidiaries. The note payable is collateralized by a security interest in the aircraft and requires performance under the guarantee if there is a default on the note payable and the collateral and sole member’s guarantee are not sufficient to pay the entire amount of the note. The maximum potential amount of future, undiscounted payments for the note is $3.7 million. The current carrying amount of the related liability at March 31, 2012 is $3.0 million.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(7)	Fair Value Measurement and Fair Value of Financial Instruments

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

The Company follows the provisions of accounting standards applicable to all assets and liabilities that are being measured and reported on a fair value basis. The accounting standards require disclosure that establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosure about fair value measurements. This standard enables a reader of consolidated financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The standard requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to the accounting standards for fair value measurement. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The Company has loans that are transferred to repossessed assets and are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents the repossessed assets value carried on the consolidated balance sheets by level within the fair value hierarchy (as described above) for which a nonrecurring change in fair value has been recorded:

(in thousands)	Total	Active Markets For Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
Repossessed assets – March 31, 2012	$4,425	$—	$—	$4,425	$1,469
Repossessed assets – December 31, 2011	$4,785	$—	$—	$4,785	$1,755

The fair value of repossessed assets was determined based on comparable recent used vehicle sales and known changes in the broad used vehicle market.

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, title loans receivable (net), a note receivable from our sole member, notes payable and the Notes. For all such instruments, other than the Notes, the carrying amounts in the consolidated financial statements approximate their fair values. The fair values of cash and cash equivalents are measured using level 1 inputs. Title loans receivable are originated at prevailing market rates. Given the short-term nature of these loans, they are continually repriced at current market rates. The fair values of title loans receivable are measured using level 2 inputs. The fair values of notes payable and receivable are estimated using level 2 inputs based on rates currently available for debt with similar terms and remaining maturities. The fair value of the Notes is estimated using level 1 inputs based on the market yield on trades of the Notes at the end of each reporting period. The fair value of the Notes (in thousands) was $361,437 and $360,435 as of March 31, 2012 and December 31, 2011, respectively.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(8)	Related Party Transactions

The Company leases the corporate office from PY and various retail spaces from TYI and certain employees. Rental payments paid to these entities for operating leases amounted to approximately $0.1 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

The Company also leases several retail spaces under capital lease agreements from certain employees with total payments of approximately $20,000 for both the three months ended March 31, 2012 and 2011. The terms of the agreements are 15 years.

Interest expense on notes payable to related parties totaled $0.3 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.

(9)	Contingencies

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

(10)	Guarantor Condensed Consolidating Financial Statements

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

The following consolidating financial statements present consolidating financial data for the Issuers, the combined Subsidiary Guarantors, the combined Non-Guarantor Subsidiaries and an elimination column for adjustments to arrive at the information for the Company on a consolidated basis as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011. Investments in subsidiaries are accounted for by the Company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the Issuers’ investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(10)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Balance Sheet

March 31, 2012

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$117,899	$1,442	$—	$119,341

Title loans receivable	—	408,882	16,127	—	425,009
Allowance for loan losses	—	(61,728)	—	(2,397)	(64,125)
Unamortized loan origination costs	—	3,040	—	—	3,040

Title loans receivable, net	—	350,194	16,127	(2,397)	363,924

Interest receivable	—	26,028	73	—	26,101
Property and equipment, net	—	59,830	20,790	—	80,620
Debt issuance costs, net of accumulated amortization	13,053	—	—	—	13,053
Goodwill	—	5,975	—	—	5,975
Intangible assets, net	—	80	—	—	80
Note receivable from sole member	1,436	—	—	—	1,436
Other assets	10	39,380	1,648	(21,121)	19,917
Investment in affiliates	574,323	—	—	(574,323)	—

Total Assets	$588,822	$599,386	$40,080	$(597,841)	$630,447

Liabilities and Equity
Senior secured notes, net	$311,970	$—	$—	$—	$311,970
Notes payable	—	—	12,310	—	12,310
Notes payable to related parties	—	—	20,295	—	20,295
Obligations under capital leases	—	2,033	—	—	2,033
Accounts payable and accrued expenses	8,671	34,747	6,301	(7,305)	42,414

Total Liabilities	320,641	36,780	38,906	(7,305)	389,022

Total member’s equity and noncontrolling interests	268,181	562,606	1,174	(590,536)	241,425

Total Liabilities and Equity	$588,822	$599,386	$40,080	$(597,841)	$630,447

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(10)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Balance Sheet

December 31, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$37,220	$921	$—	$38,141

Title loans receivable	—	475,263	14,830	—	490,093
Allowance for loan losses	—	(70,955)	—	(2,148)	(73,103)
Unamortized loan origination costs	—	2,829	—	—	2,829

Title loans receivable, net	—	407,137	14,830	(2,148)	419,819

Interest receivable	—	31,452	65	—	31,517
Property and equipment, net	—	51,437	21,134	—	72,571
Debt issuance costs, net of accumulated amortization	14,042	—	—	—	14,042
Goodwill	—	5,975	—	—	5,975
Intangible assets, net	—	140	—	—	140
Note receivable from sole member	1,549	—	—	—	1,549
Other assets	10	37,883	1,374	(18,273)	20,994
Investment in affiliates	541,614	—	—	(541,614)	—

Total Assets	$557,215	$571,244	$38,324	$(562,035)	$604,748

Liabilities and Equity
Senior secured notes, net	$312,120	$—	$—	$—	$312,120
Notes payable	—	—	11,370	—	11,370
Notes payable to related parties	—	—	20,512	—	20,512
Obligations under capital leases	—	2,052	—	—	2,052
Accounts payable and accrued expenses	18,940	44,582	5,698	(6,864)	62,356

Total Liabilities	331,060	46,634	37,580	(6,864)	408,410

Total member’s equity and noncontrolling interests	226,155	524,610	744	(555,171)	196,338

Total Liabilities and Equity	$557,215	$571,244	$38,324	$(562,035)	$604,748

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(10)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Three Months Ended March 31, 2012

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$—	$150,685	$676	$—	$151,361
Provision for loan losses	—	(11,462)	—	—	(11,462)
Aircraft service revenue	—	—	902	(902)	—

Net interest and fee income and aircraft service revenue	—	139,223	1,578	(902)	139,899

Costs, expenses and other:
Salaries and related expenses	—	45,049	8	—	45,057
Occupancy costs	—	14,362	71	—	14,433
Other operating and administrative expenses	75	22,685	886	(902)	22,744
Interest, including amortization of debt issuance costs	10,991	(81)	765	—	11,675

Total expenses	11,066	82,015	1,730	(902)	93,909

Net (loss) income before equity in income of affiliates	(11,066)	57,208	(152)	—	45,990

Equity in income from affiliates	57,208	—	—	(57,208)	—

Net income (loss)	$46,142	$57,208	$(152)	$(57,208)	$45,990

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(10)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Three Months Ended March 31, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$—	$111,135	$4	$—	$111,139
Provision for loan losses	—	(5,917)	—	—	(5,917)
Aircraft service revenue	—	—	642	(642)	—

Net interest and fee income and aircraft service revenue	—	105,218	646	(642)	105,222

Costs, expenses and other:
Salaries and related expenses	—	35,282	90	—	35,372
Occupancy costs	—	11,304	69		11,373
Other operating and administrative expenses	75	18,684	964	(642)	19,081
Interest, including amortization of debt issuance costs	9,099	(106)	509	—	9,502

Total expenses	9,174	65,164	1,632	(642)	75,328

Net (loss) income before equity in income of affiliates	(9,174)	40,054	(986)	—	29,894

Equity in income from affiliates	40,054	—	—	(40,054)	—

Net income (loss)	$30,880	$40,054	$(986)	$(40,054)	$29,894

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(10)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(20,496)	$69,050	$513	$49,067

Cash Flows from Investing Activities
Net title loans collected (originated)	—	45,941	(1,297)	44,644
Purchase of property and equipment	—	(12,050)	—	(12,050)
Increase in restricted cash	—	(375)	—	(375)
Receipt of payments on note receivable to sole member	113	—	—	113
Net activity with affiliates	20,383	(20,965)	582	—

Net cash provided by (used in) investing activities	20,496	12,551	(715)	32,332

Cash Flows from Financing Activities
Repayments of notes payable and capital leases	—	(19)	(227)	(246)
Distributions to sole member	—	(903)	—	(903)
Proceeds from notes payable issued by consolidated variable interest entities	—	—	950	950

Net cash (used in) provided by financing activities	—	(922)	723	(199)

Net increase in cash and cash equivalents	—	80,679	521	81,200
Cash and cash equivalents at beginning of period	—	37,220	921	38,141

Cash and cash equivalents at end of period	$—	$117,899	$1,442	$119,341

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(10)	Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(18,697)	$45,375	$(380)	$26,298

Cash Flows from Investing Activities
Net title loans collected	—	30,265	(85)	30,180
Payments for acquisitions, net of cash acquired	—	(4,100)	—	(4,100)
Purchase of property and equipment	—	(8,896)	(43)	(8,939)
Increase in restricted cash	—	(825)	—	(825)
Receipt of payments on note receivable to sole member	100	—	—	100
Cash from consolidation of variable interest entities	—	—	41	41
Net activity with affiliates	18,597	(19,346)	749	—

Net cash used in investing activities	18,697	(2,902)	662	16,457

Cash Flows from Financing Activities
Repayments of notes payable and capital leases	—	(16)	(219)	(235)
Distributions to sole member	—	(2,000)	—	(2,000)
Proceeds from notes payable issued by consolidated variable interest entities	—	—	200	200
Proceeds from contributions to consolidated variable interest entities	—	—	75	75

Net cash provided by (used in) financing activities	—	(2,016)	56	(1,960)

Net increase in cash and cash equivalents	—	40,457	338	40,795
Cash and cash equivalents at beginning of period	—	53,585	—	53,585

Cash and cash equivalents at end of period	$—	$94,042	$338	$94,380

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Such forward-looking statements involve substantial risks and uncertainties. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize or should underlying assumptions prove inaccurate, actual results could vary materially from past results and from anticipated, estimated or projected results. Our annual report on Form 10-K for the year ended December 31, 2011 describes in the section captioned “Risk Factors” various important factors that could cause actual results to differ materially from projected and historical results. We incorporate that section into this filing, and you should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such factors to be a complete set of all potential risks or uncertainties.

Forward-looking statements are only as of the date they are made, and we do not intend to update our forward-looking statements unless we are required to do so under applicable law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q and 8-K and other reports to the SEC.

Company Overview

We are a privately-owned automobile title-lending company with 801 company-owned stores in the states of Georgia, Alabama, South Carolina, Tennessee, Missouri, Illinois, Mississippi, Texas, Virginia, Florida, Arizona and Nevada as of March 31, 2012. We serve individuals who generally have limited access to consumer credit from banks, thrift institutions, credit card lenders and other traditional sources of consumer credit. We provide our customers with access to loans secured by a lien on the customers’ automobiles while allowing the customers to retain use of the vehicles during the term of the loans. As of March 31, 2012, we served more than 350,000 customers and had approximately $425.0 million in title loans receivable. We believe that we are the largest automobile title lender in the United States based on title loans receivable.

Our business provides a simple, quick and confidential way for consumers to meet their liquidity needs. We offer title loans in amounts ranging from $100 to $5,000 at rates that we believe, based on market research, are up to 50% less than those offered by other title lenders, with an average loan size of approximately $1,250. Our asset-based loans have loan-to-value ratios that we believe are conservative. At origination, our weighted average loan amount is approximately 70% of appraised wholesale value and approximately 27% of the Black Book retail value. Our title loans do not impact our customers’ credit ratings as we do not run credit checks on our TitleMax and TitleBucks customers and we do not make negative credit reports if we are unable to collect loan balances.

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

We conduct business in Texas through a wholly-owned subsidiary (TitleMax of Texas, Inc.) registered as a Credit Services Organization, or “CSO,” and licensed as a Credit Access Business, or “CAB,” under Texas law. TitleMax of Texas, Inc. entered into credit services organization agreements, or “CSO Agreements,” with three third-party lenders, or the “CSO Lenders.” The CSO Agreements govern the terms by which we perform underwriting services and refer customers in Texas to the CSO Lenders for a possible extension of a loan. We process loan applications and commit to reimburse the CSO Lenders for any loans or related fees that are not collected from those customers. Two of the CSO Lenders operate on an exclusive basis, and we have determined that they are variable interest entities, or “VIEs,” of which we are the primary beneficiary. Therefore, we have consolidated these VIEs.

During the three months ended March 31, 2012, we continued to execute our growth strategy and opened 45 new stores. The majority of stores opened were in Texas, Arizona and Virginia, where we opened 22, 7 and 6 stores, respectively. For the three months ended March 31, 2012, the Company had revenues of $151.4 million, an increase of $40.3 million, and net income of $46.0 million, an increase of $16.1 million, from the corresponding results for the three months ended March 31, 2011. The increase in net income for the first quarter of 2012 compared to the first quarter of 2011 was the result of strong same-store performance and several of our newer stores becoming profitable.

Regulatory Environment

The industry in which we operate is subject to strict state and federal laws and regulations, as well as local rules and regulations (such as zoning ordinances and rules related to permit licensing). For example, the Dallas and Austin, Texas City Councils both recently passed ordinances that would restrict extensions of consumer credit within the city limits by, among other things, linking maximum allowable loan size to 3% of a consumer’s gross annual income, mandating a 25% principal reduction requirement on refinances or renewals and limiting the term of a loan to no more than four months. The industry is currently pursuing legal action against the cities of Dallas and Austin by challenging the legality of the ordinances in court. TitleMax of Texas, Inc. is also engaged in challenging the legality of the ordinances in Dallas and Austin. The Dallas City Council has postponed the effective date of its ordinance to June 17, 2012. The Austin ordinance went into effect on May 1, 2012, and we are complying with the ordinance.

Changes in applicable laws and regulations governing consumer protection, lending practices and other aspects of our business at the federal level or in any state where we conduct operations could have a significant adverse impact on our business, liquidity, capital resources, net sales or revenues or income from continuing operations and ability to service our debt obligations. For example, federal, state or local legislative or regulatory actions could negatively impact us by:

•	imposing limits on APRs on consumer loan transactions;

•	prohibiting cash advances and similar services;

•	imposing zoning restrictions limiting areas in which we can open new stores; and

•	requiring that we obtain special use permits for the operation of our business in certain areas.

Any of the above actions could result in a decrease in demand for, or profitability of, our services which could decrease interest and fee income accordingly, as well as decrease demand for employees and stores, and possibly affect our need for additional capital resources. Moreover, similar actions by states in which we do not currently operate could limit opportunities to pursue our growth strategies.

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

The following table reflects our results as measured by these KPIs:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Total title loans receivable	$425,009	$317,682
Average title loans receivable per store	531	527
Originations	137,689	100,457
Average originations per store	175	168
Net charge-offs as a percent of originations	14.7%	12.5%

In addition, we closely monitor same-store interest and fee income. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. The following summarizes the Company’s same-store interest and fee income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Interest and fee income	$135,806	$109,954
Interest and fee income growth	23.5%	26.9%
Number of stores open more than 13 months	587	552

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Interest and fee income

Interest and fee income was $151.4 million for first quarter of 2012 compared to $111.1 million for the first quarter of 2011. The increase of $40.3 million, or 36.3%, is primarily due to strong same-store performance as customers turned more to title lending because of a contraction of credit from other sources. Same-store interest and fee income increased $25.8 million, or 23.5%, versus the comparable period of the prior year. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. Interest and fee income also was higher in the first quarter of 2012 due to an increase of approximately $14.5 million of revenue from stores open less than 13 months. The increase from stores open less than 13 months accounted for 36% of the total increase in interest and fee income.

Provision for loan losses

The provision for loan losses is based on loan loss experience, contractual delinquency of title loans receivable, the value of underlying collateral, economic and other qualitative considerations and management’s judgment. We charge-off any loan that is 61 days past due. Our provision for loan losses was $11.5 million for the first quarter of 2012 compared to $5.9 million for the first quarter of 2011. The provision increased $5.6 million, or 94.9%. Approximately $2.2 million of the increase relates to a 37.0% increase in loan originations, and the remaining increase of $3.4 million is due to an increase in our loan loss charge-off rate that began in the third quarter of 2011. Net charge-offs as a percent of originations increased to 14.7% for the first quarter of 2012 compared to 12.5% for the first quarter of 2011. Net charge-offs as a percent of originations were 13.8% and 14.7% for the third and fourth quarters of 2011, respectively. The increase in our net charge-off rate was a result of a shift toward growth in our store management incentive plans and operations training programs. We modified the store management incentive plans at the end of 2011 to better balance growth and profitability. Due to our policy to charge-off any loan that is 61 days past due, we do not expect to see the impact of this change until the second quarter of 2012. During the first quarter of 2012, our net charge-off trend improved in January and February compared to the last five months of 2011, but we did not experience continued improvement in March. In April 2012, net charge-offs as a percent of originations decreased to 8.7%, primarily due to seasonality and partly due to our change to the store management incentive plans. We are currently implementing a new store-level KPI that measures the ratio of appraised value to charge-offs. This new KPI in the stores’ performance metrics will provide our store managers with enhanced detail for the sources of charge-offs, which we believe will lead to improved execution going forward. In the third quarter of 2012, we plan to provide each store with historical appraised value to charge-off data for loans extended for vehicles of the same model and year as the vehicles they are currently appraising. We believe the combination of these three changes will help our store managers to better balance growth and charge-offs to ultimately maximize their profitability. Net charge-offs as a percent of originations were 12.5% for the full year 2011, and we expect they will be similar for the full year 2012.

Costs, expenses and other

Salaries and related expenses

Salaries and related expenses were $45.1 million for the first quarter of 2012 compared to $35.4 million for the first quarter of 2011. This represents an increase of $9.7 million, or 27.4%. This increase was mostly due to growth-related increases in headcount, primarily related to operational personnel necessary to service the higher volume of loans and as a result of opening new stores. Also contributing to the increase was higher corporate headcount, primarily in the areas of information technology, recruiting and real estate and construction. In addition, a significant portion of our operations employees’ compensation is incentive-based, which increased $1.2 million due to higher profitability at the store, district and regional levels.

Occupancy costs

Occupancy costs were $14.4 million for the first quarter of 2012 compared to $11.4 million for the first quarter of 2011. This increase of $3.0 million, or 26.3%, was primarily due to increases in rent, utilities, and maintenance costs associated with opening new stores as well as expanding corporate office space.

Depreciation and amortization

Depreciation and amortization for the first quarter of 2012 was $4.0 million compared to $2.9 million for the first quarter of 2011. The increase of $1.1 million, or 37.9%, was primarily attributable to remodeling and relocating stores, fitting out new stores and expanding corporate office space. Also contributing to the increase was depreciation expense related to an upgrade to our proprietary loan system, which was placed in service in the second quarter of 2011.

Advertising

Advertising expense for the first quarter of 2012 was $1.4 million compared to $2.6 million for the first quarter of 2011. The decrease of $1.2 million, or 46.2%, was primarily due to increased television advertising costs in 2011 related to airtime for our “short on cash” marketing campaign.

Other operating and administrative expenses

Other operating and administrative expenses for the first quarter of 2012 were $17.4 million compared to $13.5 million for the first quarter of 2011. The increase of $3.9 million, or 28.9%, was primarily driven by growth-related increases in costs associated with recruiting and relocation, collateral collection, accounting and legal services, travel, and office supplies and postage.

Interest expense, net, including amortization of debt issuance costs

Interest expense, net, including amortization of debt issuance costs, was $11.7 million for the first quarter of 2012 compared to $9.5 million for the first quarter of 2011. This represents an increase of $2.2 million, or 23.2%. During the first quarter of 2012, we incurred interest on $60.0 million aggregate principal amount of our 13.25% senior secured notes issued on July 22, 2011. We expect interest expense to increase in the future relative to prior periods due to the higher average outstanding debt balance.

Net income

As a result of the above factors, net income was $46.0 million for the first quarter of 2012 compared to $29.9 million for the first quarter of 2011.

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

Our principal sources of near-term liquidity are cash on hand, working capital and cash flows from operations. Cash and cash equivalents were $119.3 million at March 31, 2012 compared to $38.1 million at December 31, 2011.

In June 2010 and July 2011, we issued $250.0 million and $60.0 million, respectively, of senior secured notes due 2015. These senior secured notes, or the “Notes,” were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, or the “Securities Act,” and to non-U.S. persons outside of the United States in compliance with Regulation S under the Securities Act.

The indenture governing our Notes, or the “Indenture,” limits our ability to incur additional indebtedness. However, we are permitted to obtain a $25.0 million secured revolving loan facility that would be equal in priority with the senior secured notes. Additionally, we may incur additional debt as long as the new debt does not cause us to maintain less than a 3:1 earnings to fixed charge ratio, as defined in the Indenture. As of March 31, 2012, our earnings to fixed charge ratio is above 3:1. We may seek to draw on the additional permitted sources of borrowing in the foreseeable future to continue to facilitate our aggressive growth strategy. For a description of our outstanding borrowings, see “ – Other Indebtedness.”

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

We are in compliance with the covenants in the Indenture as of March 31, 2012. A significant decline in the demand for our products and services or other unexpected changes in financial condition could cause our earnings to fixed charge ratio to drop below 3:1 for an extended period of time. This ratio must be above 3:1 for us to incur additional indebtedness, including the issuance of guarantees under our CSO Agreements. If we are unable to incur additional indebtedness for growth in our CSO operations, our net income may decrease due to impairment of assets and less revenue from CSO operations, which could adversely affect our ability to obtain new credit under favorable terms. We do not anticipate a significant decline in demand for our products and services. To the extent that we experience short-term or long-term funding disruptions, we have the ability to address these risks through various means, including adjustments to short-term lending to customers, reductions in capital spending and reductions in expenses, all of which could be expected to generate additional liquidity.

To the extent permitted by the Indenture, we expect to make periodic distributions to our sole member in amounts sufficient for him to pay some or all of the taxes due on the Company’s items of income, deductions, losses and credits which have been allocated for reporting on the sole member’s income tax return. We may also make distributions to the sole member in addition to those required for personal income taxes. In April 2012, we made distributions of $20.4 million to the sole member for estimated income taxes for 2011. At March 31, 2012, the remaining availability of permitted distributions to our sole member for purposes other than estimated personal income tax payments was approximately $12.2 million (calculated net of an estimate for personal income taxes).

The Indenture requires us, beginning in the first quarter of 2012 and each year thereafter, to make “excess cash flow offers” (as defined in the Indenture) to all holders of our Notes to purchase the maximum principal amount of notes that may be purchased with the lesser of $30.0 million or 75% of excess cash flow (as defined in the Indenture) for the applicable fiscal year. We made an excess cash flow offer in March 2012 at 102% of the principal amount of the Notes. The offer expired in April and we did not purchase any holders of our Notes accepted the 2012 excess cash flow offer.

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

In November 2010, we acquired an aircraft for $17.5 million that satisfied the requirements of Section 1031 of the Internal Revenue Code to complete the like-kind exchange for an aircraft sold in May 2010. The purchase of the aircraft was funded by notes payable to the sole member. In February 2011, these notes were refinanced into one note payable to the sole member with a principal balance of $17.4 million bearing interest at 10%. In December 2011, this note was refinanced into two notes payable to the sole member. The balance of these notes at March 31, 2012 was $11.8 million and $5.4 million, bearing interest at 5.12% and 10%, respectively.

Cash flows from operating activities

Net cash provided by operating activities was $49.1 million for the first quarter of 2012 compared to $26.3 million for the first quarter of 2011. The increase of $22.8 million, or 86.7%, was due to a $16.1 million increase in net income, as well as a $6.7 million increase in adjustments to reconcile net income to cash provided by operating activities. The increase in adjustments to reconcile net income to cash provided by operating activities was driven primarily by the increase in the provision for loan losses, which resulted from increased demand for our loan products.

Cash flows from investing activities

Net cash provided by investing activities was $32.3 million for the first quarter of 2012 compared to $16.5 million for the first quarter of 2011. The increase of $15.8 million, or 95.8%, was primarily attributable to the $14.4 million increase in net title loans collected. Also contributing to the increase in cash from investing activities was $4.1 million cash paid for an acquisition in the first quarter of 2011 that did not recur in the first quarter of 2012, partially offset by an increase in capital expenditures of $3.2 million compared to the first quarter of 2011. This increase is related to ongoing projects to upgrade our technology and to manage our store portfolio through remodels or movement of locations, fitting out new stores and installing new signs.

Cash flows from financing activities

Net cash used in financing activities for the first quarter of 2012 was $0.2 million compared to $2.0 for the first quarter of 2011. The decrease of $1.8 million was the result of an increase in proceeds from notes payable offset by a decrease in distributions to our sole member.

Other Indebtedness

As of March 31, 2012 we have $32.6 million of notes payable in the aggregate, consisting of one unsecured note payable to a bank, three unsecured notes payable to our sole member and 28 notes payable to individuals issued by our two consolidated CSO Lenders. The note payable to a bank and the three notes payable to our sole member were issued by TitleMax Aviation, Inc., or “Aviation,” an entity owned by our sole member that we consolidate because we have determined it is a VIE of which we are the primary beneficiary. The note payable to a bank has a principal balance of $0.4 million as of March 31, 2012 and incurs interest at the prime rate plus 2.0% (5.25% at March 31, 2012). The three notes payable to our sole member are in the amounts of $11.8 million, $5.4 million and $3.0 million. The $11.8 million note has a fixed interest rate of 5.12% and is payable in monthly installments of $104,000, including interest and principal, with a final payment of $8.4 million due in December 2016. The $5.4 million note has a fixed interest rate of 10% payable monthly, with the full principal amount due in December 2015. The $3.0 million note is collateralized by an aircraft owned by Aviation and guaranteed by the Company. This note has a fixed interest rate of 6.35% and is payable in monthly installments of $35,000, including interest and principal, with a final payment of $2.1 million due in October 2015. As of March 31, 2012, the Company’s consolidated CSO Lenders have a total of $11.9 million of notes payable to third parties. One consolidated CSO Lender has 26 notes due throughout 2012 and 2013, bearing interest ranging from 10% to 16% and secured by the assets of the consolidated CSO Lender. These notes allow the consolidated CSO Lender to take one or more draws up to a total maximum principal of $8.8 million. As of March 31, 2012, a total of $8.4 million was drawn under these notes. The other consolidated CSO Lender has two unsecured notes due in January 2013 that bear interest at 14% and allow draws up to a total maximum principal of $3.7 million. As of March 31, 2012, a total of $3.5 million was drawn under these notes. These notes each have an automatic annual renewal provision for an additional period of one year.

Management believes that our currently available short-term and long-term capital resources will be sufficient to fund our anticipated cash requirements, including working capital requirements, capital expenditures, scheduled principal and interest payments, payments pursuant to any excess cash flow offers and income tax obligations of our sole member, for at least the next 12 months.

Capital Expenditures

Since 2009, our capital expenditures have increased consistently. Capital expenditures for the first quarter of 2012 were $12.1 million compared to $8.9 million for the first quarter of 2011. We do not have any material capital expenditure commitments as of March 31, 2012.

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

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates, assumptions and judgments relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the U.S., or “GAAP.” We evaluate these estimates on an ongoing basis. We base these estimates, assumptions and judgments on information currently available to us and on various other factors that we believe are reasonable under the circumstances. Actual results could vary under different estimates, assumptions, judgments or conditions. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s audited consolidated financial statements for the year ended December 31, 2011 in our annual report on Form 10-K for such year filed with the SEC.

Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-04 to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between accounting principles generally accepted in the United States of America and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. We adopted the provisions of this guidance in the first quarter of 2012 with no impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements with Unconsolidated CSO Lender

Under the terms of the CSO Agreement with a non-exclusive third-party lender, we are contractually obligated to reimburse the lender for the full amounts of the loans and certain related fees that are not collected from the customers. In certain cases, the lender sells the related loans, and our obligation to reimburse for the full amounts of the loans and certain related fees that are not collected from the customers extends to the purchaser. As of March 31, 2012, the total amount of loans and related fees guaranteed by us was approximately $8.7 million. The value of the related liability at March 31, 2012 was approximately $1.2 million and is included in accounts payable and accrued expenses on the consolidated balance sheets and provision for loan losses on the consolidated statements of income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any financial instruments that expose it to material cash flow or earnings fluctuations as a result of market risks.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company’s annual report on Form 10-K for the year ended December 31, 2011 contains a description of all material pending legal proceedings to which the Company was a party or of which any of its property was the subject as of December 31, 2011. There have not been any material subsequent developments or status assessments by management related to those legal proceedings.

ITEM 1A. RISK FACTORS.

The Company’s business, results of operations and financial condition are subject to numerous risks and uncertainties described under the heading “Risk Factors” in the Company’s annual report on Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, the Company’s business, financial condition and future prospects could be negatively impacted.

ITEM 6. EXHIBITS.

The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

3.1	Certificate of Formation of TMX Finance LLC, dated September 25, 2003 (exhibit 3.1 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

3.2	First Amendment to the Certificate of Formation of TMX Finance LLC, dated June 18, 2010 (exhibit 3.2 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

3.3	Amended and Restated Operating Agreement of TMX Finance LLC, dated June 21, 2010 (exhibit 3.3 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

4.1	Indenture, dated June 21, 2010, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent, including the guarantee and the form of 13.25% senior secured note due 2015 (exhibit 4.1 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

4.2	First Supplemental Indenture, dated May 13, 2011, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent, including the guarantee and the form of 13.25% senior secured note due 2015 (exhibit 4.2 to TMX Finance LLC’s Registration Statement on Form S-4, dated September 16, 2011, is incorporated herein by this reference)

31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer

31.2	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer

101

Interactive Data File:

(i) Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2012 (unaudited) and March 31, 2011 (unaudited); (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 30, 2012 (unaudited) and March 31, 2012 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited) – submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2012

TMX FINANCE LLC (registrant)

By:	/s/ Donald E. Thomas
Donald E. Thomas
Chief Financial Officer