Form 10-Q
period 2012-06-30
TMX Finance LLC
filed 2012-08-20
CIK 1511967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
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

TMX FINANCE LLC
AND AFFILIATES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TMX FINANCE LLC

AND AFFILIATES

Consolidated Balance Sheets

June 30, 2012 (unaudited) and December 31, 2011

(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$76,581	$38,141

Title loans receivable	496,254	490,093
Allowance for loan losses	(75,133)	(73,103)
Unamortized loan origination costs	3,161	2,829
Title loans receivable, net	424,282	419,819
Interest receivable	31,201	31,517
Property and equipment, net	86,768	72,571
Debt issuance costs (net of accumulated amortization of $7,424 and $5,445 as of June 30, 2012 and December 31, 2011, respectively)	12,642	14,042
Goodwill	5,975	5,975
Intangible assets, net	20	140
Note receivable from sole member	1,320	1,549
Other assets	29,028	20,994
Total Assets	$667,817	$604,748

Liabilities and Equity
Senior secured notes (with net premium of $1,821 and $2,120 as of June 30, 2012 and December 31, 2011, respectively)	$311,821	$312,120
Revolving credit facility	25,000	—
Notes payable	15,534	11,370
Notes payable to related parties	20,076	20,512
Obligations under capital leases	2,013	2,052
Accounts payable and accrued expenses	58,114	62,356
Total Liabilities	432,558	408,410
Commitments and contingencies (Note 9)
Member’s equity and noncontrolling interests:
Total member’s equity (with retained earnings of $225,700 and $186,704 at June 30, 2012 and December 31, 2011, respectively)	241,480	202,484
Noncontrolling interests	(6,221)	(6,146)
Total member’s equity and noncontrolling interests	235,259	196,338
Total Liabilities and Equity	$667,817	$604,748

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Income (unaudited)

For the Three and Six Months Ended June 30, 2012 and 2011

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest and fee income	$150,353	$113,732	$301,714	$224,910
Provision for loan losses	(33,408)	(21,647)	(44,870)	(27,564)
Net interest and fee income	116,945	92,085	256,844	197,346

Costs, expenses and other:
Salaries and related expenses	48,606	38,788	93,663	74,160
Occupancy costs	15,195	11,289	29,628	22,662
Depreciation and amortization	4,210	3,451	8,180	6,368
Advertising	4,921	3,669	6,272	6,311
Other operating and administrative expenses	18,061	14,213	35,484	27,774
Interest, including amortization of debt issuance costs	11,727	9,746	23,402	19,248
Total expenses	102,720	81,156	196,629	156,523
Net income	14,225	10,929	60,215	40,823
Net income (loss) attributable to noncontrolling interests	79	(1,055)	(74)	(2,041)
Net income attributable to member’s equity	$14,146	$11,984	$60,289	$42,864

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Cash Flows (unaudited)

For the Six Months Ended June 30, 2012 and 2011

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$60,215	$40,823
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	44,870	27,564
Depreciation and amortization	8,180	6,368
Amortization of discount, premium, debt issuance and upfront lease costs	1,847	1,959
Amortization of acquired intangibles	120	70
Net loss on disposal of property and equipment	327	41
Changes in assets and liabilities:
Interest receivable	316	(1,985)
Other assets	(4,500)	(4,444)
Net change in loan origination costs	(332)	197
Accounts payable and accrued expenses	(4,242)	(2,148)
Net cash provided by operating activities	106,801	68,445

Cash Flows from Investing Activities
Net title loans originated	(49,001)	(41,704)
Payments for acquisitions, net of cash acquired	—	(6,420)
Purchase of property and equipment	(22,704)	(15,019)
Increase in restricted cash	(3,700)	(975)
Receipt of payments on note receivable from sole member	229	203
Cash from consolidation of variable interest entities	—	1,794
Net cash used in investing activities	(75,176)	(62,121)

Cash Flows from Financing Activities
Proceeds from revolving credit facility	25,000	—
Repayments of notes payable to related parties	(436)	(267)
Repayments of notes payable and capital leases	(57)	(50)
Payments of debt issuance costs	(580)	—
Distributions to sole member	(21,293)	(5,636)
Proceeds from contributions to consolidated variable interest entities	—	76
Proceeds from notes payable issued by consolidated variable interest entities	4,181	2,225
Net cash provided by (used in) financing activities	6,815	(3,652)
Net increase in cash and cash equivalents	38,440	2,672
Cash and cash equivalents at beginning of period	38,141	53,585
Cash and cash equivalents at end of period	$76,581	$56,257

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(1)                  Nature of Business, Seasonality, Principles of Consolidation, Basis of Presentation, Use of Estimates and Significant Accounting Policies

Nature of Business

TMX Finance LLC and affiliates (collectively, unless the context indicates otherwise, the “Company”) is a specialty finance company that originates and services automobile title loans through 855 title-lending stores in 12 states as of June 30, 2012. Affiliates include wholly-owned subsidiaries and consolidated variable interest entities (“VIEs”) as described below. The Company operates as TitleMax in 709 stores, and in 133 stores, the Company operates under a TitleBucks brand. The Company also offers a second lien automobile product in Georgia, with operations conducted within 114 TitleMax stores under the EquityAuto Loan brand and through 13 standalone stores under the InstaLoan brand. The Company is in the process of fully separating the EquityAuto Loan business into standalone stores under the InstaLoan brand with separate management and the addition of other loan products. Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment: specialty financial services.

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

The interest rates and fees for the Company’s products and services are not currently regulated directly at the federal level, but laws and regulations governing the business are subject to change. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted into law. This act established the Consumer Financial Protection Bureau (“CFPB”) as a federal authority responsible for administering and enforcing the laws and regulations for consumer financial products and services. The CFPB has supervision, examination and enforcement authority over the consumer financial products and services of certain non-depository institutions, which could include the Company. The legislation does not specifically target title lending, traditional pawn or installment lending for CFPB regulation. However, the CFPB is currently in the process of developing rules that could subject the Company to some form of regulatory oversight. The CFPB is specifically prohibited from instituting federal usury interest rate caps.

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

Principles of Consolidation

The Company conducts business in Texas through a wholly-owned subsidiary, TitleMax of Texas, Inc., which is registered as a Credit Services Organization (“CSO”) and licensed as a Credit Access Business (“CAB”) under Texas law. TitleMax of Texas, Inc. entered into credit services organization agreements (“CSO Agreements”) with three third-party lenders (the “CSO Lenders”). The CSO Agreements govern the terms by which the Company performs servicing functions and refers customers in Texas to the CSO Lenders for a possible extension of a loan. The Company processes loan applications and commits to reimburse the CSO Lenders for any loans or related fees that are not collected from those customers. Two of the CSO Lenders operate on an exclusive basis, and the Company has determined that they are VIEs of which the Company is the primary beneficiary. Therefore, the Company has consolidated these VIEs.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(1)                  Nature of Business, Seasonality, Principles of Consolidation, Basis of Presentation, Use of Estimates and Significant Accounting Policies (continued)

The Company is associated with several other entities that it must evaluate as potential variable interest entities. TY Investments (“TYI”) and Parker-Young (“PY”) are owned 100% and 50%, respectively, by the sole member of TMX Finance LLC. Each of these entities owns certain real estate that is leased to the Company. The Company evaluated these entities and determined that the Company does not have a variable interest and that neither has characteristics of a variable interest entity pursuant to the applicable accounting guidance. Both entities have sufficient equity at risk without the need for any additional subordinated financial support. The Company has therefore determined that TYI and PY are not variable interest entities. TitleMax Aviation, Inc., a Delaware corporation (“Aviation”), and TitleMax Construction, LLC (“Construction”) are other entities evaluated as variable interest entities. Aviation is owned by the sole member of TMX Finance LLC and has three aircraft and related debt. The aircraft are used by the Company to conduct its business. The Company and certain subsidiaries guarantee certain debt of Aviation. Construction is owned by the sole member and directly handles the store improvement work for TMX Finance LLC and its subsidiaries. Aviation and Construction are VIEs of which the Company is the primary beneficiary; therefore, these entities have been consolidated.

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

Loan Losses

Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses and an adequate accrual for losses related to guaranteed loans processed for our unconsolidated CSO Lender. Factors used in assessing the overall adequacy of the allowance for loan losses, the accrual for losses related to guaranteed loans processed for our unconsolidated CSO Lender and the resulting provision for loan losses include loan loss experience, contractual delinquency of title loans receivable, the value of underlying collateral, economic and other qualitative considerations and management’s judgment. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. The Company’s average loan size is approximately $1,300. The Company charges-off an account when the customer is 61 days contractually past due. Charge-offs on title loans receivable are equal to the loan balance less an estimated amount of recovery.

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

Impairment of Long-Lived Assets

The Company annually or more frequently, if appropriate, evaluates whether events or circumstances have occurred that indicate the carrying amount of long-lived assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from uses of the assets and their eventual disposition.

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

While the Company’s tax status and income tax elections remain in effect, the Company may occasionally make distributions to the sole member in amounts sufficient to pay some or all of the taxes due on the Company’s items of income, deductions, losses, and credits which have been allocated for reporting on the sole member’s income tax return. In April 2012, the Company made distributions of $20.4 million to its sole member to pay 2011 federal and state income taxes. The Company may make future distributions to the sole member in addition to those required for income taxes as permitted under the terms of the indenture governing the senior secured notes. At June 30, 2012, the remaining availability of permitted distributions to our sole member for purposes other than estimated personal income tax payments was approximately $14.3 million (calculated net of an estimate for personal income taxes).

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

Delinquency experience of title loans receivable at June 30, 2012 and December 31, 2011 was as follows:

(in thousands)	June 30, 2012	December 31, 2011
1-30 days past due	$59,983	$57,494
31-60 days past due	11,980	11,291
Total past due	71,963	68,785
Current	424,291	421,308
Total	$496,254	$490,093

Title loans receivable on the consolidated balance sheets is net of unearned interest and fees of $3.2 million and $2.9 million as of June 30, 2012 and December 31, 2011, respectively.

Accrual of interest and fee income on title loans receivable is discontinued when no payment has been received for 35 days or more. The accrual of income is not resumed until the account is less than five days past due on a contractual basis, at which time management considers collectability to be probable. Title loans receivable in non-accrual status at June 30, 2012 and December 31, 2011 were as follows:

(in thousands)	June 30, 2012	December 31, 2011
Non-accrual loans	$59,058	$54,198

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(2)                  Credit Quality Information, Allowance for Losses on Title Loans Receivable and Liability Related to Unconsolidated CSO Lender Loans (continued)

Changes in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$64,125	$45,432	$73,103	$52,048
Provision for loan losses	32,584	21,525	43,813	27,442
Charge-offs	(30,033)	(18,350)	(61,126)	(38,023)
Recoveries	8,457	5,720	19,343	12,860
Ending balance	$75,133	$54,327	$75,133	$54,327

Changes in the liability for losses on loans processed for the Company’s unconsolidated CSO Lender for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$1,239	$—	$1,006	$—
Provision for loan losses	824	122	1,057	122
Ending balance	$2,063	$122	$2,063	$122

The aggregate provision for loan losses (in thousands) was $33,408 and $44,870 for the three and six months ended June 30, 2012, and $21,647 and $27,564 for the three and six months ended June 30, 2011, respectively.

(3)                  Property and Equipment

Property and equipment at June 30, 2012 and December 31, 2011 consisted of the following:

(in thousands)	June 30, 2012	December 31, 2011
Leasehold improvements	$46,868	$39,165
Computers and software	25,549	23,569
Aircraft	23,288	23,288
Furniture and fixtures	18,256	15,370
Signs	17,741	15,792
Assets not placed in service	13,477	7,022
Assets under capital leases	2,240	2,240
Building	905	—
Vehicles	335	339
Land	226	—
Subtotal	148,885	126,785
Accumulated depreciation and amortization	(62,117)	(54,214)
Net property and equipment	$86,768	$72,571

During the three months ended June 30, 2012, the Company decided to stop further development of a new proprietary store software system and explore other options for its store software solution. These decisions triggered a review of capitalized costs associated with the new proprietary store software system for impairment. The Company determined that it was not required to record an impairment charge during the three months ended June 30, 2012 because the undiscounted future cash flows from the asset group are greater than the carrying amount. However, it is reasonably possible that the Company could decide to implement a different store software system in the near term. This decision could require the Company to reevaluate the carrying amount of the proprietary store software system, which could result in a one-time, non-cash expense that is material to the Company.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(4)                  Goodwill and Intangible Assets

Goodwill and intangible assets as of June 30, 2012 consisted of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization:
Customer relationships	$300	$(280)	$20
Intangibles not subject to amortization:
Goodwill			$5,975

During the three and six months ended June 30, 2012 and 2011, there was no impairment of goodwill or intangible assets. The remaining net intangibles subject to amortization will be expensed during 2012.

(5)                  Revolving Credit Facility and Notes Payable

On June 27, 2012, TMX Finance LLC and TitleMax Finance Corporation entered into a credit agreement (the “Credit Agreement”) that provides a senior secured revolving credit facility of up to $25.0 million (the “Revolving Credit Facility”) that matures June 15, 2015. Borrowings under the Revolving Credit Facility bear annual interest at LIBOR plus 8.5% with a LIBOR floor of 1.5%. The Credit Agreement contains certain restrictive covenants that are substantially similar to those in the indenture governing the senior secured notes. The Credit Agreement also contains a financial covenant that requires the maintenance of a minimum fixed charge ratio of 2:1. In connection with the completion of the Credit Agreement, the Company capitalized approximately $0.6 million in issuance costs, which primarily consisted of legal fees and other professional expenses. The issuance costs are being amortized over the life of the Revolving Credit Facility as a component of interest expense.

As of June 30, 2012, the Company’s consolidated CSO Lenders have a total of $15.2 million of notes payable to third parties. One consolidated CSO Lender has 29 notes due throughout 2012 and 2013, bearing interest ranging from 10% to 16% and secured by the assets of the consolidated CSO Lender. These notes allow the consolidated CSO Lender to take one or more draws up to a total maximum principal of $11.6 million. As of June 30, 2012, a total of $9.6 million was drawn under these notes. The other consolidated CSO Lender has seven unsecured notes due in 2013 that bear interest ranging from 12% to 14% and allow draws up to a total maximum principal of $6.4 million. As of June 30, 2012, a total of $5.6 million was drawn under these notes. Each of these notes has an automatic annual renewal provision for an additional period of one year.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(6)                  Guarantees

Senior Secured Notes

TMX Finance LLC and TitleMax Finance Corporation, as co-issuers (the “Issuers”), issued $250.0 million of senior secured notes in June 2010 and $60.0 million of senior secured notes in July 2011 (collectively, the “Notes”). The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Issuers and each of their existing and future domestic restricted subsidiaries, other than immaterial subsidiaries. This guarantee arose from the issuance of the Notes for the purpose of additional financing. The Notes are secured by first-priority liens on substantially all of the Issuers’ assets and require performance under the guarantee if there is a default on the Notes. Under this guarantee, the maximum potential amount of future, undiscounted payments is $453.8 million. The current carrying amount of the related liability at June 30, 2012 is $311.8 million.

Revolving Credit Facility

Subject to certain exceptions, the obligations under the Revolving Credit Facility are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Issuers and each of their existing and future domestic subsidiaries. This guarantee arose from entering into the credit agreement that provides the Revolving Credit Facility for the purpose of additional financing. The Revolving Credit Facility and the guarantees will rank senior in right of payment to all of the Issuers’ and the guarantors’ existing and future subordinated indebtedness and equal in right of payment with all of the Issuers’ and guarantors’ existing and future senior indebtedness, including the Notes. The obligations under the Revolving Credit Facility and the guarantees are secured by substantially all of the Issuers’ assets, subject to certain limitations. Under this guarantee, the maximum potential amount of future, undiscounted payments is approximately $32.4 million.  The current carrying amount of the related liability at June 30, 2012 is $25.0 million.

CSO Agreements

Under the terms of the CSO Agreements with non-exclusive third-party lenders, the Company is contractually obligated to reimburse the lenders for the full amounts of the loans and certain related fees that are not collected from the customers. In certain cases, the lenders sell the related loans, and the Company’s obligation to reimburse for the full amounts of the loans and certain related fees that are not collected from the customers extends to the purchasers. Under this guarantee, the maximum potential amount of future, undiscounted payments is approximately $14.6 million. The value of the related liability at June 30, 2012 is approximately $2.1 million and is included in accounts payable and accrued expenses on the consolidated balance sheets and provision for loan losses on the consolidated statements of income.

Aircraft

The sole member and Chief Executive Officer of the Company has a note payable to a finance company originating from the purchase of an aircraft. The note payable is unconditionally and absolutely guaranteed by TMX Finance LLC and certain of its wholly-owned subsidiaries. The note payable is collateralized by a security interest in the aircraft and requires performance under the guarantee if there is a default on the note payable and the collateral and sole member’s guarantee are not sufficient to pay the entire amount of the note. The maximum potential amount of future, undiscounted payments for the note is $3.6 million. The current carrying amount of the related liability at June 30, 2012 is $3.0 million.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(7)                  Fair Value Measurement and Fair Value of Financial Instruments

Fair value is the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy describes three levels of inputs that may be used to measure fair value:

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

The following table presents the repossessed assets value carried on the consolidated balance sheets by level within the fair value hierarchy (as described above) for which a nonrecurring change in fair value has been recorded:

(in thousands)	Total	Active Markets For Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
Repossessed assets – June 30, 2012	$6,337	$—	$—	$6,337	$2,292
Repossessed assets – December 31, 2011	$4,785	$—	$—	$4,785	$1,755

The fair value of repossessed assets was determined based on comparable recent used vehicle sales and known changes in the broad used vehicle market.

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, title loans receivable (net), a note receivable from our sole member, the Revolving Credit Facility, the Notes and other notes payable. For all such instruments, other than the Notes, the carrying amounts in the consolidated financial statements approximate their fair values. The fair values of cash and cash equivalents are measured using level 1 inputs. Title loans receivable are originated at prevailing market rates. Given the short-term nature of these loans, they are continually repriced at current market rates. The fair values of title loans receivable are measured using level 2 inputs. The fair values of the Revolving Credit Facility and notes payable and receivable are estimated using level 2 inputs based on rates currently available for debt with similar terms and remaining maturities. The fair value of the Notes is estimated using level 2 inputs based on the market yield on trades of the Notes at the end of each reporting period. The fair value of the Notes was $364.5 million and $360.6 million as of June 30, 2012 and December 31, 2011, respectively.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(8)                  Related Party Transactions

The Company leases the corporate office from PY and various retail spaces from TYI and certain employees. Rental payments paid to these entities for operating leases amounted to approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2012, and $0.2 million and $0.4 million for the three and six months ended June 30, 2011, respectively.

The Company also leases several retail spaces under capital lease agreements from certain employees with total payments of approximately $20,000 and $40,000 for the three and six months ended June 30, 2012, and $20,000 and $40,000 for the three and six months ended June 30, 2011, respectively. The terms of the agreements are 15 years.

Interest expense on notes payable to related parties totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2012, and $0.6 million and $1.1 million for the three and six months ended June 30, 2011, respectively.

(9)                  Contingencies

The Company is involved in various legal proceedings. These proceedings are, in the opinion of management, ordinary and routine matters incidental to the business conducted by the Company. Legal proceedings brought against the Company include, but are not limited to, allegations of violations of state or federal consumer protections, disputes regarding repossessions, and employment related matters. For example, TitleMax of Missouri, Inc. is a party to a putative class action lawsuit alleging that the entity failed to pay certain employees overtime compensation as required by Missouri law. In the opinion of management, an appropriate accrual has been established related to the above referenced legal matters. Outcomes of such proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

(10)           Subsequent Events

In July 2012, the Company issued three notes payable to third parties in the amounts of $6.0 million, $5.0 million and $1.0 million. Each of these notes bears interest at 13% with interest payable monthly. The principal amount of each of these notes is due in July 2013, although the $5.0 million note and $1.0 million note may be extended for up to one additional year.

Also in July 2012, the sole member and Chief Executive Officer made an equity contribution of $14.0 million.

(11)           Guarantor Condensed Consolidating Financial Statements

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

The following consolidating financial statements present consolidating financial data for the Issuers, the combined Subsidiary Guarantors, the combined Non-Guarantor Subsidiaries and an elimination column for adjustments to arrive at the information for the Company on a consolidated basis as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011. Investments in subsidiaries are accounted for by the Company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the Issuers’ investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(11)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Balance Sheet

June 30, 2012

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$74,623	$1,958	$—	$76,581

Title loans receivable	—	475,762	20,492	—	496,254
Allowance for loan losses	—	(72,085)	—	(3,048)	(75,133)
Unamortized loan origination costs	—	3,161	—	—	3,161
Title loans receivable, net	—	406,838	20,492	(3,048)	424,282
Interest receivable	—	31,101	100	—	31,201
Property and equipment, net	—	66,320	20,448	—	86,768
Debt issuance costs, net of accumulated amortization	12,642	—	—	—	12,642
Goodwill	—	5,975	—	—	5,975
Intangible assets, net	—	20	—	—	20
Note receivable from sole member	1,320	—	—	—	1,320
Other assets	9	55,141	1,616	(27,738)	29,028
Investment in affiliates	608,512	—	—	(608,512)	—
Total Assets	$622,483	$640,018	$44,614	$(639,298)	$667,817

Liabilities and Equity
Senior secured notes, net	$311,821	$—	$—	$—	$311,821
Revolving credit facility	25,000	—	—	—	25,000
Notes payable	—	—	15,534	—	15,534
Notes payable to related parties	—	—	20,076	—	20,076
Obligations under capital leases	—	2,013	—	—	2,013
Accounts payable and accrued expenses	18,968	41,282	7,538	(9,674)	58,114
Total Liabilities	355,789	43,295	43,148	(9,674)	432,558
Total member’s equity and noncontrolling interests	266,694	596,723	1,466	(629,624)	235,259
Total Liabilities and Equity	$622,483	$640,018	$44,614	$(639,298)	$667,817

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(11)           Guarantor Condensed Consolidating Financial Statements (continued)

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

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(11)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Three Months Ended June 30, 2012

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$—	$149,351	$1,002	$—	$150,353
Provision for loan losses	—	(33,408)	—	—	(33,408)
Aircraft service revenue	—	—	917	(917)	—
Net interest and fee income and aircraft service revenue	—	115,943	1,919	(917)	116,945

Costs, expenses and other:
Salaries and related expenses	—	48,600	6	—	48,606
Occupancy costs	—	15,129	66	—	15,195
Other operating and administrative expenses	75	27,096	938	(917)	27,192
Interest, including amortization of debt issuance costs	10,936	(39)	830	—	11,727
Total expenses	11,011	90,786	1,840	(917)	102,720
Net (loss) income before equity in income of affiliates	(11,011)	25,157	79	—	14,225
Equity in income from affiliates	25,157	—	—	(25,157)	—
Net income (loss)	$14,146	$25,157	$79	$(25,157)	$14,225

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(11)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Three Months Ended June 30, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$—	$113,708	$24	$—	$113,732
Provision for loan losses	—	(21,647)	—	—	(21,647)
Aircraft service revenue	—	—	320	(320)	—
Net interest and fee income and aircraft service revenue	—	92,061	344	(320)	92,085

Costs, expenses and other:
Salaries and related expenses	—	38,713	75	—	38,788
Occupancy costs	—	11,226	63	—	11,289
Other operating and administrative expenses	105	21,172	376	(320)	21,333
Interest, including amortization of debt issuance costs	9,053	198	495	—	9,746
Total expenses	9,158	71,309	1,009	(320)	81,156
Net (loss) income before equity in income of affiliates	(9,158)	20,752	(665)	—	10,929
Equity in income from affiliates	20,752	—	—	(20,752)	—
Net income (loss)	$11,594	$20,752	$(665)	$(20,752)	$10,929

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(11)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Six Months Ended June 30, 2012

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$—	$300,036	$1,678	$—	$301,714
Provision for loan losses	—	(44,870)	—	—	(44,870)
Aircraft service revenue	—	—	1,819	(1,819)	—
Net interest and fee income and aircraft service revenue	—	255,166	3,497	(1,819)	256,844

Costs, expenses and other:
Salaries and related expenses	—	93,649	14	—	93,663
Occupancy costs	—	29,491	137	—	29,628
Other operating and administrative expenses	150	49,780	1,825	(1,819)	49,936
Interest, including amortization of debt issuance costs	21,927	(120)	1,595	—	23,402
Total expenses	22,077	172,800	3,571	(1,819)	196,629
Net (loss) income before equity in income of affiliates	(22,077)	82,366	(74)	—	60,215
Equity in income from affiliates	82,366	—	—	(82,366)	—
Net income (loss)	$60,289	$82,366	$(74)	$(82,366)	$60,215

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(11)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Six Months Ended June 30, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$—	$224,882	$28	$—	$224,910
Provision for loan losses	—	(27,564)	—	—	(27,564)
Aircraft service revenue	—	—	962	(962)	—
Net interest and fee income and aircraft service revenue	—	197,318	990	(962)	197,346

Costs, expenses and other:
Salaries and related expenses	—	73,995	165	—	74,160
Occupancy costs	—	22,530	132	—	22,662
Other operating and administrative expenses	180	39,895	1,340	(962)	40,453
Interest, including amortization of debt issuance costs	18,152	92	1,004	—	19,248
Total expenses	18,332	136,512	2,641	(962)	156,523
Net (loss) income before equity in income of affiliates	(18,332)	60,806	(1,651)	—	40,823
Equity in income from affiliates	60,806	—	—	(60,806)	—
Net income (loss)	$42,474	$60,806	$(1,651)	$(60,806)	$40,823

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(11)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(20,367)	$124,993	$2,175	$106,801

Cash Flows from Investing Activities
Net title loans originated	—	(43,339)	(5,662)	(49,001)
Purchase of property and equipment	—	(22,704)	—	(22,704)
Increase in restricted cash	—	(3,700)	—	(3,700)
Receipt of payments on note receivable to sole member	229	—	—	229
Net activity with affiliates	(4,282)	3,486	796	—
Net cash (used in) provided by investing activities	(4,053)	(66,257)	(4,866)	(75,176)

Cash Flows from Financing Activities
Proceeds from revolving credit facility	25,000	—	—	25,000
Repayments of notes payable and capital leases	—	(40)	(453)	(493)
Payments of debt issuance costs	(580)	—	—	(580)
Distributions to sole member	—	(21,293)	—	(21,293)
Proceeds from notes payable issued by consolidated variable interest entities	—	—	4,181	4,181
Net cash provided by (used in) financing activities	24,420	(21,333)	3,728	6,815
Net increase in cash and cash equivalents	—	37,403	1,037	38,440
Cash and cash equivalents at beginning of period	—	37,220	921	38,141
Cash and cash equivalents at end of period	$—	$74,623	$1,958	$76,581

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(11)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(18,615)	$87,692	$(632)	$68,445

Cash Flows from Investing Activities
Net title loans originated	—	(39,276)	(2,428)	(41,704)
Payments for acquisitions, net of cash acquired	—	(6,420)	—	(6,420)
Purchase of property and equipment	—	(14,969)	(50)	(15,019)
Increase in restricted cash	—	(975)	—	(975)
Receipt of payments on note receivable to sole member	203	—	—	203
Cash from consolidation of variable interest entities	—	—	1,794	1,794
Net activity with affiliates	18,412	(20,174)	1,762	—
Net cash provided by (used in) investing activities	18,615	(81,814)	1,078	(62,121)

Cash Flows from Financing Activities
Repayments of notes payable and capital leases	—	(33)	(284)	(317)
Distributions to sole member	—	(5,636)	—	(5,636)
Proceeds from notes payable issued by consolidated variable interest entities	—	—	2,225	2,225
Proceeds from contributions to consolidated variable interest entities	—	—	76	76
Net cash (used in) provided by financing activities	—	(5,669)	2,017	(3,652)
Net increase in cash and cash equivalents	—	209	2,463	2,672
Cash and cash equivalents at beginning of period	—	53,585	—	53,585
Cash and cash equivalents at end of period	$—	$53,794	$2,463	$56,257

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

Company Overview

We are a privately-owned automobile title-lending company with 855 company-owned stores in the states of Georgia, Alabama, South Carolina, Tennessee, Missouri, Illinois, Mississippi, Texas, Virginia, Florida, Arizona and Nevada as of June 30, 2012. We serve individuals who generally have limited access to consumer credit from banks, thrift institutions, credit card lenders and other traditional sources of consumer credit. We provide our customers with access to loans secured by a lien on the customers’ automobiles while allowing the customers to retain use of the vehicles during the term of the loans. As of June 30, 2012, we served more than 400,000 customers and had approximately $496.3 million in title loans receivable. We believe that we are the largest automobile title lender in the United States based on title loans receivable.

Our business provides a simple, quick and confidential way for consumers to meet their liquidity needs. We offer title loans in amounts ranging from $100 to $5,000, with an average loan size of approximately $1,300. We offer these loans at rates that we believe, based on market research, are up to 50% less than those offered by other title lenders. Our asset-based loans have loan-to-value ratios that we believe are conservative. At origination, our weighted average loan amount is approximately 70% of appraised wholesale value and approximately 27% of the Black Book retail value. Our title loans do not impact our customers’ credit ratings as we do not run credit checks on our TitleMax and TitleBucks customers and we do not make negative credit reports if we are unable to collect loan balances.

We seek to develop and maintain a large presence in each of the markets in which we operate. Our growth strategy includes increasing our title loans receivable in our existing stores, opening new stores in existing markets, expanding our store base into new markets with favorable characteristics and developing an internet lending model. Our stores are located in highly visible and accessible locations, usually in free-standing buildings and end-units of strip shopping centers. Our strategy has enabled consistent growth throughout the Company’s history that has included fluctuating market conditions. The contraction of consumer credit that began in the fourth quarter of 2008 has led to higher average loan volumes for our stores.

During the three months ended June 30, 2012, we continued to execute our growth strategy and opened 48 new stores while closing only one store. The majority of stores opened were in Texas, where we opened 29 new stores. We also opened five stores in Illinois, four stores in Virginia and four stores in Arizona. In Georgia, we separated seven EquityAuto Loan stores from TitleMax locations into standalone stores operating under the InstaLoan brand. For the three months ended June 30, 2012, the Company had revenues of $150.4 million, an increase of $36.7 million, and net income of $14.2 million, an increase of $3.3 million, from the corresponding results for the three months ended June 30, 2011. The increase in net income for the second quarter of 2012 compared to the second quarter of 2011 was the result of strong same-store performance and several of our newer stores becoming profitable.

During the six months ended June 30, 2012, we opened 100 new stores, including 51 in Texas, 11 in Arizona, 10 in Virginia and nine in Georgia under the InstaLoan brand. We opened the remaining stores in existing markets. For the six months ended June 30, 2012, the Company had revenues of $301.7 million, an increase of $76.8 million, and net income of $60.2 million, an increase of $19.4 million, from the corresponding results for the comparable period in 2011.

We conduct business in Texas through a wholly-owned subsidiary, TitleMax of Texas, Inc., which is registered as a Credit Services Organization, or “CSO,” and licensed as a Credit Access Business under Texas law. TitleMax of Texas, Inc. entered into credit services organization agreements, or “CSO Agreements,” with three third-party lenders, or the “CSO Lenders.” The CSO Agreements govern the terms by which we perform servicing functions and refer customers in Texas to the CSO Lenders for a possible extension of a loan. We process loan applications and commit to reimburse the CSO Lenders for any loans or related fees that are not collected from those customers.

Regulatory Environment

The industry in which we operate is subject to strict state and federal laws and regulations, as well as local rules and regulations (such as zoning ordinances and rules related to permit licensing). For example, the Dallas and Austin, Texas City Councils both passed ordinances that restrict extensions of consumer credit within the city limits by, among other things, linking maximum allowable loan size to 3% of a consumer’s gross annual household income, mandating a 25% principal reduction requirement on refinances or renewals and limiting the term of a loan to no more than four installments or renewals. The industry is currently pursuing legal action against the cities of Dallas and Austin by challenging the legality of the ordinances in court. TitleMax of Texas, Inc. is also engaged in challenging the legality of the ordinances in Dallas and Austin. The Austin and Dallas ordinances went into effect on May 1, 2012 and June 18, 2012, respectively, and we are complying with the ordinances.

Another example of attempts to regulate our industry is currently occurring in Missouri, where our industry is challenging an initiative by the Secretary of State to place a 36% APR rate limit on consumer loans. A recent State Supreme Court decision reversed a lower court’s ruling invalidating the initiative. This decision would enable the initiative to be placed on the November 2012 general election ballot in Missouri if certain procedural requirements are met. Although at this time it appears that the measure may not be placed on the ballot, this issue may not be fully resolved as further litigation may determine the final outcome.

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

The following table reflects our results as measured by these KPIs:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Originations	$217,940	$158,294	$355,629	$258,750
Average originations per store	262	229	505	374
Total title loans receivable	496,254	379,288	496,254	379,288
Average title loans receivable per store	580	548	580	548
Net charge-offs as a percent of originations	9.9%	8.0%	11.7%	9.7%

In addition, we monitor same-store interest and fee income. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. The following summarizes the Company’s same-store interest and fee income for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Interest and fee income	$134,130	$110,144	$268,604	$219,541
Interest and fee income growth	21.8%	23.3%	22.3%	25.0%
Number of stores open more than 13 months	712	559	649	554

Results of Operations

Store Software System

In May 2012, our new proprietary store software system, which is used in fewer than 180 of our stores, incurred significant service outages. These outages caused us to review the status of the system as a long-term solution for our existing and future stores. Based on this review, we initially determined and announced that we would discontinue further development of the system and write-off the related capitalized costs. However, after the service outages in May, we stabilized the platform and obtained vendor quotes to correct technical deficiencies. In addition, we are exploring options for a new packaged store software system. Based on this additional information, we decided to reevaluate whether we will continue development of the proprietary system or purchase a new packaged software system to meet our future needs. This evaluation remains on-going and has prompted a review of the capitalized costs associated with the new proprietary store software system for impairment. We determined that we are not required to record an impairment charge during the three months ended June 30, 2012 because the undiscounted future cash flows from the asset group are greater than the carrying amount. However, depending on the outcome of our full evaluation, it is reasonably possible that we could decide to implement a different store software system and discontinue the development of our proprietary system. This decision could result in a one-time, non-cash expense that may have a material impact on our results of operations.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Interest and fee income

Interest and fee income was $150.4 million for second quarter of 2012 compared to $113.7 million for the second quarter of 2011. The increase of $36.7 million, or 32.3%, was primarily due to strong same-store performance and several of our newer stores becoming profitable. Same-store interest and fee income increased $24.0 million, or 21.8%, versus the comparable period of the prior year. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. Interest and fee income also was higher in the second quarter of 2012 due to an increase of approximately $12.7 million of revenue from stores open less than 13 months. The increase from stores open less than 13 months accounted for 35.0% of the total increase in interest and fee income.

Provision for loan losses

The provision for loan losses was $33.4 million for the second quarter of 2012 compared to $21.6 million for the second quarter of 2011. The provision increased $11.8 million, or 54.6%. Approximately $4.4 million of the increase relates to a 38.0% increase in loan originations and the remaining increase of $7.4 million was due to an increase in our loan loss charge-off rate. Net charge-offs as a percent of originations increased to 9.9% for the second quarter of 2012 compared to 8.0% for the second quarter of 2011. The net charge-offs and originations include loans made by our CSO Lenders that we guarantee. The net charge-off rate of 9.9% in the second quarter of 2012 is in the middle of the Company’s net charge-off rates in the comparable periods of the past five years, although this rate has increased recently. We have incurred upward pressure on the net charge-off rate for the last twelve months, during which time we have worked to balance high loan growth with charge-off rates to maximize loan portfolio growth and long-term profitability. In June 2012, we provided each store with ratios of appraisal value to book value for loans of various sizes. With this information, our store managers are working to improve the balance of appraisal value to book value in order to reduce charge-offs and improve profitability. We will continue to monitor net charge-off rates and make adjustments as necessary.

Costs, expenses and other

Salaries and related expenses

Salaries and related expenses were $48.6 million for the second quarter of 2012 compared to $38.8 million for the second quarter of 2011. This represents an increase of $9.8 million, or 25.3%. This increase was mostly due to growth-related increases in headcount, primarily related to operational personnel necessary to service the higher volume of loans and as a result of opening new stores. Also contributing to the increase was higher corporate headcount, primarily in the areas of recruiting, real estate and construction. In addition, a significant portion of our operations employees’ compensation is incentive-based, which increased $4.4 million due to higher profitability at the store, district and regional levels.

Occupancy costs

Occupancy costs were $15.2 million for the second quarter of 2012 compared to $11.3 million for the second quarter of 2011. This increase of $3.9 million, or 34.5%, was primarily due to increases in rent, utilities and maintenance costs associated with opening new stores as well as expanding corporate office space.

Depreciation and amortization

Depreciation and amortization for the second quarter of 2012 was $4.2 million compared to $3.5 million for the second quarter of 2011. The increase of $0.7 million, or 20.0%, was primarily attributable to remodeling and relocating stores, fitting out new stores and expanding corporate office space.

Advertising

Advertising expense for the second quarter of 2012 was $4.9 million compared to $3.7 million for the second quarter of 2011. The increase of $1.2 million, or 32.4%, was primarily due to increased television advertising costs related to our continued expansion in newer markets.

Other operating and administrative expenses

Other operating and administrative expenses for the second quarter of 2012 were $18.1 million compared to $14.2 million for the second quarter of 2011. The increase of $3.9 million, or 27.5%, was primarily attributable to growth-related increases in costs associated with recruiting and relocation, collateral collection, accounting and legal services, travel, and office supplies and postage.

Interest expense, net, including amortization of debt issuance costs

Interest expense, net, including amortization of debt issuance costs, was $11.7 million for the second quarter of 2012 compared to $9.7 million for the second quarter of 2011. This represents an increase of $2.0 million, or 20.6%. During the second quarter of 2012, we incurred interest for the entire period on $60.0 million aggregate principal amount of our 13.25% senior secured notes issued on July 22, 2011. We expect interest expense to increase in the future relative to prior periods due to the higher average outstanding debt balance. Also contributing to the increase in interest expense was an increase in notes payable issued by our consolidated CSO Lenders.

Net income

As a result of the above factors, net income was $14.2 million for the second quarter of 2012 compared to net income of $10.9 million for the second quarter of 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Interest and fee income

Interest and fee income was $301.7 million for the first half of 2012 compared to $224.9 million for the first half of 2011. The increase of $76.8 million, or 34.1%, was primarily due to strong same-store performance and several of our newer stores becoming profitable. Same-store interest and fee income increased $49.1 million, or 22.3%, versus the comparable period of the prior year. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. Interest and fee income also was higher in the first half of 2012 due to an increase of approximately $27.7 million of revenue from stores open less than 13 months. The increase from stores open less than 13 months accounted for 36.0% of the total increase in interest and fee income.

Provision for loan losses

The provision for loan losses was $44.9 million for the first half of 2012 compared to $27.6 million for the first half of 2011. The provision increased $17.3 million, or 62.7%. Approximately $6.4 million of the increase relates to a 37.0% increase in loan originations, and the remaining increase of $10.9 million was due to an increase in our loan loss charge-off rate that began in the third quarter of 2011. Net charge-offs as a percent of originations increased to 11.7% for the first half of 2012 compared to 9.7% for the first half of 2011. The net charge-offs and originations include loans made by our CSO Lenders that we guarantee. The net charge-off rate of 11.7% in the first half of 2012 is in the middle of the Company’s net charge-off rates in the comparable periods of the past five years, although this rate has increased recently. We have incurred upward pressure on the net charge-off rate during the last twelve months, during which time we have worked to balance high loan growth with charge-off rates to maximize loan portfolio growth and long-term profitability. In June 2012, we provided each store with ratios of appraisal value to book value for loans of various sizes. With this information, our store managers are working to improve the balance of appraisal value to book value in order to reduce charge-offs and improve profitability. We will continue to monitor net charge-off rates and make adjustments as necessary.

Costs, expenses and other

Salaries and related expenses

Salaries and related expenses were $93.7 million for the first half of 2012 compared to $74.2 million for the first half of 2011. This represents an increase of $19.5 million, or 26.3%. This increase was mostly due to growth-related increases in headcount, primarily related to operational personnel necessary to service the higher volume of loans and as a result of opening new stores. Also contributing to the increase was higher corporate headcount, primarily in the areas of recruiting, real estate and construction. In addition, a significant portion of our operations employees’ compensation is incentive-based, which increased $5.6 million due to higher profitability at the store, district and regional levels.

Occupancy costs

Occupancy costs were $29.6 million for the first half of 2012 compared to $22.7 million for the first half of 2011. This increase of $6.9 million, or 30.4%, was primarily due to increases in rent, utilities and maintenance costs associated with opening new stores as well as expanding corporate office space.

Depreciation and amortization

Depreciation and amortization for the first half of 2012 was $8.2 million compared to $6.4 million for the first half of 2011. The increase of $1.8 million, or 28.1%, was primarily attributable to remodeling and relocating stores, fitting out new stores and expanding corporate office space.

Other operating and administrative expenses

Other operating and administrative expenses for the first half of 2012 were $35.5 million compared to $27.8 million for the first half of 2011. The increase of $7.7 million, or 27.7%, was primarily attributable to growth-related increases in costs associated with recruiting and relocation, collateral collection, accounting and legal services, travel, and office supplies and postage.

Interest expense, net, including amortization of debt issuance costs

Interest expense, net, including amortization of debt issuance costs, was $23.4 million for the first half of 2012 compared to $19.2 million for the first half of 2011. This represents an increase of $4.2 million, or 21.9%. During the first half of 2012, we incurred interest for the entire period on $60.0 million aggregate principal amount of our 13.25% senior secured notes issued on July 22, 2011. We expect interest expense to increase in the future relative to prior periods due to the higher average outstanding debt balance.

Net income

As a result of the above factors, net income was $60.2 million for the first half of 2012 compared to $40.8 million for the first half of 2011.

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

Our principal sources of near-term liquidity are cash on hand, working capital and cash flows from operations. Cash and cash equivalents were $76.6 million at June 30, 2012 compared to $38.1 million at December 31, 2011.

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

The indenture governing our Notes, or the “Indenture,” limits our ability to incur additional indebtedness. However, we are permitted to obtain a $25.0 million secured revolving loan facility that would be equal in priority with the senior secured notes. As more fully discussed below, such a facility was obtained in June 2012. Additionally, we may incur additional debt as long as the new debt does not cause us to maintain less than a 3:1 earnings to fixed charge ratio, as defined in the Indenture. As of June 30, 2012, our earnings to fixed charge ratio is above 3:1. We may seek to draw on the additional permitted sources of borrowing in the foreseeable future to continue to facilitate our aggressive growth strategy. For a description of our additional outstanding borrowings, see “—Other Indebtedness.”

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

We are in compliance with the covenants in the Indenture as of June 30, 2012. The Indenture requires us to maintain an earnings to fixed charge ratio above 3:1 to incur additional indebtedness, including the issuance of guarantees under our CSO Agreements. We do not anticipate a significant decline in the demand for our products and services, but such decline or other unexpected changes in financial condition could cause our earnings to fixed charge ratio to drop below 3:1 for an extended period of time. If we are unable to incur additional indebtedness for growth in our CSO operations, our net income may decrease due to impairment of assets and less revenue from CSO operations, which could adversely affect our ability to obtain new credit under favorable terms. To the extent that we experience short-term or long-term funding disruptions, we have the ability to address these risks through various means, including adjustments to short-term lending to customers, reductions in capital spending and reductions in expenses, all of which could be expected to generate additional liquidity.

To the extent permitted by the Indenture, we expect to make periodic distributions to our sole member in amounts sufficient for him to pay some or all of the taxes due on the Company’s items of income, deductions, losses and credits which have been allocated for reporting on the sole member’s income tax return. We may also make distributions to the sole member in addition to those required for personal income taxes. In April 2012, we made distributions of $20.4 million to the sole member for estimated income taxes for 2011. At June 30, 2012, the remaining availability of permitted distributions to our sole member for purposes other than estimated personal income tax payments was approximately $14.3 million (calculated net of an estimate for personal income taxes).

The Indenture requires us, in the first quarter of each year, to make “excess cash flow offers” (as defined in the Indenture) to all holders of our Notes to purchase the maximum principal amount of notes that may be purchased with the lesser of $30.0 million or 75% of excess cash flow (as defined in the Indenture) for the applicable fiscal year. We made an excess cash flow offer in March 2012 at 102% of the principal amount of the Notes. The offer expired in April and no holders of our Notes accepted the 2012 excess cash flow offer.

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

In November 2010, we acquired an aircraft for $17.5 million that satisfied the requirements of Section 1031 of the Internal Revenue Code to complete the like-kind exchange for an aircraft sold in May 2010. The purchase of the aircraft was funded by notes payable to the sole member. In February 2011, these notes were refinanced into one note payable to the sole member with a principal balance of $17.4 million bearing interest at 10%. In December 2011, this note was refinanced into two notes payable to the sole member.  The balance of these notes at June 30, 2012 was $11.7 million and $5.4 million, bearing interest at 5.12% and 10%, respectively.

In June 2012, we entered into a credit agreement, or the “Credit Agreement,” to obtain a senior secured revolving credit facility of up to $25.0 million, or the “Revolving Credit Facility,” that matures June 15, 2015. Subject to certain exceptions, the obligations under the Revolving Credit Facility are fully and unconditionally guaranteed.  The Revolving Credit Facility and the guarantees rank equal in right of payment with the Notes. The Credit Agreement contains certain covenants that are substantially similar to those in the Indenture discussed above. The Credit Agreement also contains a financial covenant that requires the maintenance of a minimum fixed charge ratio of 2:1.

In July 2012, the Company issued three notes payable to third parties in the amounts of $6.0 million, $5.0 million and $1.0 million. Each of these notes bears interest at 13% with interest payable monthly. The principal amount of each of these notes is due in July 2013, although the $5.0 million note and $1.0 million note may be extended for up to one additional year.

In July 2012, our sole member and Chief Executive Officer made an equity contribution of $14.0 million.

Cash flows from operating activities

Net cash provided by operating activities was $106.8 million for the first half of 2012 compared to $68.4 million for the first half of 2011.  The increase of $38.4 million, or 56.1%, was due to a $19.4 million increase in net income, as well as a $19.0 million increase in adjustments to reconcile net income to cash provided by operating activities. The increase in adjustments to reconcile net income to cash provided by operating activities was primarily driven by a $17.3 million increase in the provision for loan losses, which resulted from increased demand for our loan products.

Cash flows from investing activities

Net cash used in investing activities was $75.2 million for the first half of 2012 compared to $62.1 million for the first half of 2011. The increase of $13.1 million, or 21.1%, was primarily attributable to a $7.7 million increase in capital expenditures and a $7.3 million increase in title loan originations. The increase in capital expenditures was related to ongoing projects to upgrade our technology and to manage our store portfolio through remodels or movement of locations, fitting out new stores and installing new signs. Also contributing to the increase in cash used in investing activities was a $2.7 million increase in restricted cash required to satisfy various state licensing requirements. These increases were partially offset by $6.4 million cash paid for an acquisition in the first half of 2011.

Cash flows from financing activities

Net cash provided by financing activities for the first half of 2012 was $6.8 million compared to $3.7 million used in financing activities during the first half of 2011. The increase of $10.5 million was primarily the result of the net proceeds from the Revolving Credit Facility, offset by an increase in distributions to our sole member.

Other Indebtedness

As of June 30, 2012 we have $35.6 million of notes payable in the aggregate, consisting of one unsecured note payable to a bank, three unsecured notes payable to our sole member and 36 notes payable to individuals issued by our two consolidated CSO Lenders. The note payable to a bank and the three notes payable to our sole member were issued by TitleMax Aviation, Inc., or “Aviation,” an entity owned by our sole member that we consolidate because we have determined it is a variable interest entity of which we are the primary beneficiary. The note payable to a bank has a principal balance of $0.4 million as of June 30, 2012 and incurs interest at the prime rate plus 2.0% (5.25% at June 30, 2012). The three notes payable to our sole member are in the amounts of $11.7 million, $5.4 million and $3.0 million. The $11.7 million note has a fixed interest rate of 5.12% and is payable in monthly installments of $104,000, including interest and principal, with a final payment of $8.4 million due in December 2016. The $5.4 million note has a fixed interest rate of 10% payable monthly, with the full principal amount due in December 2015. The $3.0 million note is collateralized by an aircraft owned by Aviation and guaranteed by the Company. This note has a fixed interest rate of 6.35% and is payable in monthly installments of $35,000, including interest and principal, with a final payment of $2.1 million due in October 2015. As of June 30, 2012, the Company’s consolidated CSO Lenders have a total of $15.2 million of notes payable to third parties. One consolidated CSO Lender has 29 notes due throughout 2012 and 2013, bearing interest ranging from 10% to 16% and secured by the assets of the consolidated CSO Lender. These notes allow the consolidated CSO Lender to take one or more draws up to a total maximum principal of $11.6 million. As of June 30, 2012, a total of $9.6 million was drawn under these notes. The other consolidated CSO Lender has seven unsecured notes due in 2013 that bear interest ranging from 12% to 14% and allow draws up to a total maximum principal of $6.4 million. As of June 30, 2012, a total of $5.6 million was drawn under these notes. These notes each have an automatic annual renewal provision for an additional period of one year.

Management believes that our available short-term and long-term capital resources will be sufficient to fund our anticipated cash requirements, including working capital requirements, capital expenditures, scheduled principal and interest payments, payments pursuant to any excess cash flow offers and income tax obligations of our sole member, for at least the next 12 months.

Capital Expenditures

Our capital expenditures for the first half of 2012 were $22.7 million compared to $15.0 million for the same period in 2011. We do not have any material capital expenditure commitments as of June 30, 2012. However, we will continue to open additional stores and further improve our store software systems, which will require ongoing capital expenditures.

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

Off-Balance Sheet Arrangements with Unconsolidated CSO Lender

Under the terms of the CSO Agreement with a non-exclusive third-party lender, we are contractually obligated to reimburse the lender for the full amounts of the loans and certain related fees that are not collected from the customers. In certain cases, the lender sells the related loans, and our obligation to reimburse for the full amounts of the loans and certain related fees that are not collected from the customers extends to the purchaser. As of June 30, 2012, the total amount of loans and related fees guaranteed by us was approximately $14.6 million. The value of the related liability at June 30, 2012 was approximately $2.1 million and is included in accounts payable and accrued expenses on the consolidated balance sheets and provision for loan losses on the consolidated statements of income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any financial instruments that expose it to material cash flow or earnings fluctuations as a result of market risks.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

3.1

Certificate of Formation of TMX Finance LLC, dated September 25, 2003 (exhibit 3.1 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

3.2

First Amendment to the Certificate of Formation of TMX Finance LLC, dated June 18, 2010 (exhibit 3.2 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

3.3

Amended and Restated Operating Agreement of TMX Finance LLC, dated June 21, 2010 (exhibit 3.3 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

4.1

Indenture, dated June 21, 2010, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent, including the guarantee and the form of 13.25% senior secured note due 2015 (exhibit 4.1 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

4.2

First Supplemental Indenture, dated May 13, 2011, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent (exhibit 4.2 to TMX Finance LLC’s Registration Statement on Form S-4, dated September 16, 2011, is incorporated herein by this reference)

4.3

Second Supplemental Indenture, dated June 5, 2012, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent

4.4

Third Supplemental Indenture, dated July 20, 2012, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent

10.1

Credit Agreement dated June 27, 2012 by and among TMX Finance LLC, TitleMax Finance Corporation, the lenders from time to time parties thereto, and Wells Fargo Bank, N.A., as administrative agent and collateral agent (exhibit 10.1 to TMX Finance LLC’s Current Report on Form 8-K, dated June 27, 2012, is incorporated herein by this reference)

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

101

Interactive Data File:
(i) Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011; (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2012 (unaudited) and June 30, 2011 (unaudited); (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 (unaudited) and June 30, 2011 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited) — submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2012

TMX FINANCE LLC (registrant)

By:	/s/ Donald E. Thomas
Donald E. Thomas
Chief Financial Officer