Form 10-Q
period 2012-09-30
TMX Finance LLC
filed 2012-11-14
CIK 1511967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The Company has 100 outstanding limited liability company membership units, all of which are held by TMX Finance Holdings Inc.

TMX FINANCE LLC
AND AFFILIATES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TMX FINANCE LLC

AND AFFILIATES

Consolidated Balance Sheets

September 30, 2012 (unaudited) and December 31, 2011

(in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$64,745	$38,141

Title loans receivable	539,404	490,093
Allowance for loan losses	(81,516)	(73,103)
Unamortized loan origination costs	3,410	2,829
Title loans receivable, net	461,298	419,819
Interest receivable	36,815	31,517
Property and equipment, net	88,846	72,571
Debt issuance costs (net of accumulated amortization of $8,476 and $5,445 as of September 30, 2012 and December 31, 2011, respectively)	11,622	14,042
Goodwill	5,975	5,975
Intangible assets, net	—	140
Note receivable from Sole Shareholder	1,201	1,549
Other assets	30,846	20,994
Total Assets	$701,348	$604,748

Liabilities and Equity
Senior secured notes (with net premium of $1,670 and $2,120 as of September 30, 2012 and December 31, 2011, respectively)	$311,670	$312,120
Revolving credit facility	25,000	—
Notes payable	32,031	11,370
Notes payable to related parties	19,854	20,512
Obligations under capital leases	1,993	2,052
Accounts payable and accrued expenses	49,250	62,356
Total Liabilities	439,798	408,410
Commitments and contingencies (Note 8)
Member’s equity and noncontrolling interests:
Total member’s equity (with retained earnings of $238,603 and $186,704 as of September 30, 2012 and December 31, 2011, respectively)	268,385	202,484
Noncontrolling interests	(6,835)	(6,146)
Total member’s equity and noncontrolling interests	261,550	196,338
Total Liabilities and Equity	$701,348	$604,748

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Income (unaudited)

For the Three and Nine Months Ended September 30, 2012 and 2011

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and fee income	$171,061	$133,666	$472,775	$358,576
Provision for loan losses	(45,654)	(31,356)	(90,524)	(58,920)
Net interest and fee income	125,407	102,310	382,251	299,656

Costs, expenses and other:
Salaries and related expenses	50,660	39,661	144,323	113,821
Occupancy costs	17,139	12,452	46,767	35,114
Depreciation and amortization	4,338	3,652	12,518	10,020
Advertising	6,022	4,119	12,294	10,430
Other operating and administrative expenses	20,827	14,383	56,311	42,157
Interest, including amortization of debt issuance costs	12,934	11,443	36,336	30,691
Total expenses	111,920	85,710	308,549	242,233
Net income	13,487	16,600	73,702	57,423
Net income (loss) attributable to noncontrolling interests	201	852	127	(1,189)
Net income attributable to member’s equity	$13,286	$15,748	$73,575	$58,612

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2012 and 2011

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$73,702	$57,423
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90,524	58,920
Depreciation and amortization	12,518	10,020
Amortization of discount, premium, debt issuance and upfront lease costs	2,814	2,960
Amortization of acquired intangibles	140	130
Net loss on disposal of property and equipment	437	70
Changes in assets and liabilities:
Interest receivable	(5,298)	(4,066)
Other assets	(5,908)	(5,862)
Net change in loan origination costs	(581)	(371)
Accounts payable and accrued expenses	(13,106)	(12,017)
Net cash provided by operating activities	155,242	107,207

Cash Flows from Investing Activities
Net title loans originated	(131,422)	(114,752)
Payments for acquisitions, net of cash acquired	—	(8,032)
Purchase of property and equipment	(30,043)	(21,643)
Proceeds from disposal of property and equipment	813	147
Increase in restricted cash	(4,175)	(1,950)
Receipt of payments on note receivable from Sole Shareholder	348	309
Cash from consolidation of variable interest entities	—	1,794
Net cash used in investing activities	(164,479)	(144,127)

Cash Flows from Financing Activities
Proceeds from senior secured notes	—	64,200
Proceeds from revolving credit facility	25,000	—
Repayments of notes payable to related parties	(658)	(323)
Repayments of notes payable and capital leases	(209)	(74)
Payments of debt issuance costs	(611)	(2,265)
Distributions to Sole Shareholder	(21,676)	(12,705)
Proceeds from Sole Shareholder contributions	14,000	—
Proceeds from contributions to consolidated variable interest entities	—	76
Proceeds from notes payable	12,000	—
Proceeds from notes payable issued by consolidated variable interest entities	8,811	5,330
Distributions by consolidated variable interest entities	(816)	—
Net cash provided by financing activities	35,841	54,239
Net increase in cash and cash equivalents	26,604	17,319
Cash and cash equivalents at beginning of period	38,141	53,585
Cash and cash equivalents at end of period	$64,745	$70,904

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(1)                  Nature of Business, Seasonality, Principles of Consolidation, Basis of Presentation, Use of Estimates and Significant Accounting Policies

Nature of Business

TMX Finance LLC and affiliates (collectively, unless the context indicates otherwise, the “Company”) is a specialty finance company that originates and services automobile title loans through 924 title-lending stores in 12 states as of September 30, 2012. Affiliates include wholly-owned subsidiaries and consolidated variable interest entities (“VIEs”) as described below. The Company operates as TitleMax in 754 stores, and in 136 stores, the Company operates under a TitleBucks brand. The Company also offers a second lien automobile product in Georgia, with operations conducted within 95 TitleMax stores under the EquityAuto Loan brand and through 34 standalone stores under the InstaLoan brand. The Company is in the process of fully separating the EquityAuto Loan business into standalone stores under the InstaLoan brand with separate management and the addition of other loan products. Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment: specialty financial services.

Effective September 30, 2012, the sole member of TMX Finance LLC transferred 100% of his membership interests to TMX Finance Holdings Inc. (“Parent”) in exchange for shares of common stock in the Parent. The former sole member of TMX Finance LLC is the sole shareholder (“Sole Shareholder”) of the Parent.

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

The interest rates and fees for the Company’s products and services are not currently regulated directly at the federal level, but laws and regulations governing the business are subject to change. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted into law. This act established the Consumer Financial Protection Bureau (“CFPB”) as a federal authority responsible for administering and enforcing the laws and regulations for consumer financial products and services. The CFPB has supervision, examination and enforcement authority over the consumer financial products and services of certain non-depository institutions, which could include the Company. The legislation creating the CFPB does not specifically target title lending, traditional pawn or installment lending for CFPB regulation. However, the CFPB is currently in the process of developing rules that could subject the Company to some form of regulatory oversight. The CFPB is specifically prohibited from instituting federal usury interest rate caps.

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

Principles of Consolidation

The Company conducts business in Texas through a wholly-owned subsidiary, TitleMax of Texas, Inc., which is registered as a Credit Services Organization (“CSO”) and licensed as a Credit Access Business (“CAB”) under Texas law. TitleMax of Texas, Inc. entered into credit services organization agreements (“CSO Agreements”) with three third-party lenders (the “CSO Lenders”). The CSO Agreements govern the terms by which the Company performs servicing functions and refers customers in Texas to the CSO Lenders for a possible extension of a loan. The Company processes loan applications and commits to reimburse the CSO Lenders for any loans or related fees that are not collected from those customers. Two of the CSO Lenders operate on an exclusive basis with the Company, and the Company has determined that they are VIEs of which the Company is the primary beneficiary. Therefore, the Company has consolidated these VIEs.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(1)                  Nature of Business, Seasonality, Principles of Consolidation, Basis of Presentation, Use of Estimates and Significant Accounting Policies (continued)

The Company is associated with several other entities that it must evaluate as potential variable interest entities. TY Investments (“TYI”) and Parker-Young (“PY”) are owned 100% and 50%, respectively, by the Sole Shareholder. Each of these entities owns certain real estate that is leased to the Company. The Company evaluated these entities and determined that the Company does not have a variable interest and that neither has characteristics of a variable interest entity pursuant to the applicable accounting guidance. Both entities have sufficient equity at risk without the need for any additional subordinated financial support. The Company has therefore determined that TYI and PY are not variable interest entities. TitleMax Aviation, Inc., a Delaware corporation (“Aviation”), and TitleMax Construction, LLC (“Construction”) are other entities evaluated as variable interest entities. Aviation is owned by the Sole Shareholder and has three aircraft and related debt. The aircraft are used by the Company to conduct its business. The Company and certain subsidiaries guarantee certain debt of Aviation. Construction is owned by the Sole Shareholder and directly handles the store improvement work for TMX Finance LLC and its subsidiaries. Aviation and Construction are VIEs of which the Company is the primary beneficiary; therefore, these entities have been consolidated.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies stated in the Company’s audited consolidated financial statements for the year ended December 31, 2011 and should be read in conjunction with the notes to those consolidated financial statements. These statements have also been prepared in accordance with the instructions to Form 10-Q and generally accepted accounting principles for interim financial information. The consolidated balance sheet data as of December 31, 2011 were derived from the Company’s audited consolidated financial statements. Accordingly, the accompanying unaudited consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been included. Results for any interim period are not necessarily indicative of the results for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation, with no effect on net income or member’s equity and noncontrolling interests.

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

Income Taxes and Distributions

The Company, with the consent of the Sole Shareholder, elected in prior years to be taxed under sections of the federal and state income tax laws, which provide that, in lieu of corporate income taxes, the Parent separately accounts for the Company’s items of income, deduction, losses and credits. The consolidated financial statements generally do not include a provision for income taxes as long as these elections remain in effect. Certain subsidiaries operate in states that impose an entity-level tax that is a percentage of income. While the Company’s tax status and income tax elections remain in effect, the Company may occasionally make distributions to the Parent in amounts sufficient to pay some or all of the taxes due on the Company’s items of income, deductions, losses and credits.

The Company may make future distributions to its Parent in addition to those required for income taxes as permitted under the terms of the indenture governing the senior secured notes. At September 30, 2012, the remaining availability of permitted distributions for purposes other than estimated income tax payments was approximately $29.8 million (calculated net of an estimate for income taxes).

Recent Accounting Standards

In August 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-03 to provide technical amendments and corrections to various sections related to filing reports with the Securities and Exchange Commission. The Company has adopted the provisions of this guidance with no material impact on the Company’s financial position, results of operations or cash flows.

In October 2012, the FASB issued ASU 2012-04 to provide technical corrections and improvements to a wide range of Topics in the Accounting Standards Codification, including conforming amendments related to fair value measurements. The amendments in this guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Delinquency experience of title loans receivable at September 30, 2012 and December 31, 2011 was as follows:

(in thousands)	September 30, 2012	December 31, 2011
1-30 days past due	$69,447	$57,494
31-60 days past due	15,238	11,291
Total past due	84,685	68,785
Current	454,719	421,308
Total	$539,404	$490,093

Title loans receivable on the consolidated balance sheets is net of unearned interest and fees of $3.5 million and $2.9 million as of September 30, 2012 and December 31, 2011, respectively.

Accrual of interest and fee income on title loans receivable is discontinued when no payment has been received for 35 days or more. The accrual of income is not resumed until the account is less than five days past due on a contractual basis, at which time management considers collectability to be probable. Title loans receivable in non-accrual status at September 30, 2012 and December 31, 2011 were as follows:

(in thousands)	September 30, 2012	December 31, 2011
Non-accrual loans	$75,963	$54,198

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(2)                  Credit Quality Information, Allowance for Losses on Title Loans Receivable and Liability Related to Unconsolidated CSO Lender Loans (continued)

Changes in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$75,133	$54,327	$73,103	$52,048
Provision for loan losses	44,718	31,073	88,531	58,515
Charge-offs	(48,893)	(30,409)	(110,019)	(68,433)
Recoveries	10,558	6,498	29,901	19,359
Ending balance	$81,516	$61,489	$81,516	$61,489

Changes in the liability for losses on loans processed for the Company’s unconsolidated CSO Lender for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$2,063	$122	$1,006	$—
Provision for loan losses	936	283	1,993	405
Ending balance	$2,999	$405	$2,999	$405

The aggregate provision for loan losses (in thousands) was $45,654 and $90,524 for the three and nine months ended September 30, 2012, and $31,356 and $58,920 for the three and nine months ended September 30, 2011, respectively.

(3)                  Property and Equipment

Property and equipment at September 30, 2012 and December 31, 2011 consisted of the following:

(in thousands)	September 30, 2012	December 31, 2011
Leasehold improvements	$49,606	$39,165
Computers and software	25,330	23,569
Aircraft	23,288	23,288
Furniture and fixtures	18,941	15,370
Signs	18,218	15,792
Assets not placed in service	16,684	7,022
Assets under capital leases	2,240	2,240
Vehicles	335	339
Building	285	—
Land	70	—
Subtotal	154,997	126,785
Accumulated depreciation and amortization	(66,151)	(54,214)
Net property and equipment	$88,846	$72,571

During the second quarter of 2012, the Company decided to stop further development of a new proprietary store software system and explore other options for its store software solution. As of September 30, 2012, the Company is continuing to evaluate the best long-term solution for its store software system. It is reasonably possible that the Company could decide to implement a different store software system in the near term. This decision could require the Company to reevaluate the carrying amount of the proprietary store software system, which could result in a one-time, non-cash expense that is material to the Company.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(4)                  Notes Payable

As of September 30, 2012, the Company has three notes payable to unrelated entities in the amounts of $6.0 million, $5.0 million and $1.0 million. Each of these notes bears interest at 13% with interest payable monthly. The principal amount of each of these notes is due in July 2013, although the $5.0 million note and $1.0 million note may be extended for up to one additional year at the Company’s sole discretion.

As of September 30, 2012, the Company’s consolidated CSO Lenders have a total of $19.7 million of notes payable to third parties. One consolidated CSO Lender has 35 notes due throughout 2012 and 2013, bearing interest ranging from 10% to 16% and secured by the assets of the consolidated CSO Lender. These notes allow the consolidated CSO Lender to take one or more draws up to a total maximum principal of $13.1 million. As of September 30, 2012, a total of $11.8 million was drawn under these notes. The other consolidated CSO Lender has 11 unsecured notes due in 2013 that bear interest ranging from 12% to 14% and allow draws up to a total maximum principal of $7.9 million. As of September 30, 2012, all $7.9 million was drawn under these notes. Each of these notes has an automatic annual renewal provision.

(5)                  Guarantees

Senior Secured Notes

TMX Finance LLC and TitleMax Finance Corporation, as co-issuers (the “Issuers”), issued $250.0 million of senior secured notes in June 2010 and $60.0 million of senior secured notes in July 2011 (collectively, the “Notes”). The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Issuers and each of their existing and future domestic restricted subsidiaries, other than immaterial subsidiaries. This guarantee arose from the issuance of the Notes for the purpose of additional financing. The Notes are secured by first-priority liens on substantially all of the Issuers’ assets and require performance under the guarantee if there is a default on the Notes. Under this guarantee, the maximum potential amount of future, undiscounted payments is $433.2 million. The current carrying amount of the related liability at September 30, 2012 is $311.7 million.

Revolving Credit Facility

Subject to certain exceptions, the obligations under the Revolving Credit Facility are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Issuers and each of their existing and future domestic subsidiaries. This guarantee arose from entering into the credit agreement that provides the Revolving Credit Facility for the purpose of additional financing. The Revolving Credit Facility and the guarantees will rank senior in right of payment to all of the Issuers’ and the guarantors’ existing and future subordinated indebtedness and equal in right of payment with all of the Issuers’ and guarantors’ existing and future senior indebtedness, including the Notes. The obligations under the Revolving Credit Facility and the guarantees are secured by substantially all of the Issuers’ assets, subject to certain limitations. Under this guarantee, the maximum potential amount of future, undiscounted payments is approximately $31.8 million.  The current carrying amount of the related liability at September 30, 2012 is $25.0 million.

CSO Agreements

Under the terms of the CSO Agreements with non-exclusive third-party lenders, the Company is contractually obligated to reimburse the lenders for the full amounts of the loans and certain related fees that are not collected from the customers. In certain cases, the lenders sell the related loans, and the Company’s obligation to reimburse for the full amounts of the loans and certain related fees that are not collected from the customers extends to the purchasers. Under this guarantee, the maximum potential amount of future, undiscounted payments is approximately $21.2 million. The value of the related liability at September 30, 2012 is approximately $3.0 million and is included in accounts payable and accrued expenses on the consolidated balance sheets and provision for loan losses on the consolidated statements of income.

Aircraft

The Sole Shareholder has a note payable to a finance company originating from the purchase of an aircraft. The note payable is unconditionally and absolutely guaranteed by TMX Finance LLC and certain of its wholly-owned subsidiaries. The note payable is collateralized by a security interest in the aircraft and requires performance under the guarantee if there is a default on the note payable and the collateral and Sole Shareholder’s guarantee are not sufficient to pay the entire amount of the note. The maximum potential amount of future, undiscounted payments for the note is $3.5 million. The current carrying amount of the related liability at September 30, 2012 is $2.9 million.

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

The following table presents the repossessed assets value carried on the consolidated balance sheets by level within the fair value hierarchy (as described above) for which a nonrecurring change in fair value has been recorded:

(in thousands)	Total	Active Markets For Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
Repossessed assets — September 30, 2012	$7,191	$—	$—	$7,191	$4,047
Repossessed assets — December 31, 2011	$4,785	$—	$—	$4,785	$1,755

The fair value of repossessed assets was determined based on comparable recent used vehicle sales and known changes in the broad used vehicle market.

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, title loans receivable (net), a note receivable from the Sole Shareholder, the Revolving Credit Facility, the Notes and other notes payable. For all such instruments, other than the Notes, the carrying amounts in the consolidated financial statements approximate their fair values. The fair values of cash and cash equivalents are measured using level 1 inputs. Title loans receivable are originated at prevailing market rates. Given the short-term nature of these loans, they are continually repriced at current market rates. The fair values of title loans receivable are measured using level 2 inputs. The fair values of the Revolving Credit Facility and notes payable and receivable are estimated using level 2 inputs based on rates currently available for debt with similar terms and remaining maturities. The fair value of the Notes is estimated using level 2 inputs based on the market yield on trades of the Notes at the end of each reporting period. The fair value of the Notes was $386.3 million and $360.6 million as of September 30, 2012 and December 31, 2011, respectively.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(7)                  Related Party Transactions

The Company leases the corporate office from PY and various retail spaces from TYI and certain employees. Rental payments paid to these entities for operating leases amounted to approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2012, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2011, respectively.

The Company also leases several retail spaces under capital lease agreements from certain employees with total payments of approximately $20,000 and $60,000 for the three and nine months ended September 30, 2012, and $20,000 and $60,000 for the three and nine months ended September 30, 2011, respectively. The terms of the agreements are 15 years.

Interest expense on notes payable to related parties totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2012, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2011, respectively.

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

(9)                 Subsequent Events

On November 1, 2012, the Parent made an equity contribution of approximately $45 million to the Company. The contribution was funded with proceeds from the sale of $100 million of 11% PIK Notes due October 15, 2015 (the “PIK Notes”) by the Parent to unrelated parties. Under the terms of the indenture governing the PIK Notes, interest on the PIK notes is payable in cash. To the extent distributions are available under the terms of the indenture governing the Company’s Notes, distributions from the Company to the Parent will provide the primary means for the Parent to make interest payments on the PIK Notes.

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

The following consolidating financial statements present consolidating financial data for the Issuers, the combined Subsidiary Guarantors, the combined Non-Guarantor Subsidiaries and an elimination column for adjustments to arrive at the information for the Company on a consolidated basis as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011. Investments in subsidiaries are accounted for by the Company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the Issuers’ investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(10)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Balance Sheet

September 30, 2012

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$63,400	$1,345	$—	$64,745

Title loans receivable	—	510,150	29,254	—	539,404
Allowance for loan losses	—	(77,166)	—	(4,350)	(81,516)
Unamortized loan origination costs	—	3,410	—	—	3,410
Title loans receivable, net	—	436,394	29,254	(4,350)	461,298
Interest receivable	—	36,677	138	—	36,815
Property and equipment, net	—	68,741	20,105	—	88,846
Debt issuance costs, net of accumulated amortization	11,622	—	—	—	11,622
Goodwill	—	5,975	—	—	5,975
Note receivable from Sole Shareholder	1,201	—	—	—	1,201
Other assets	8	37,987	2,162	(9,311)	30,846
Investment in affiliates	652,245	—	—	(652,245)	—
Total Assets	$665,076	$649,174	$53,004	$(665,906)	$701,348

Liabilities and Equity
Senior secured notes, net	$311,670	$—	$—	$—	$311,670
Revolving credit facility	25,000	—	—	—	25,000
Notes payable	12,000	—	20,031	—	32,031
Notes payable to related parties	—	—	19,854	—	19,854
Obligations under capital leases	—	1,993	—	—	1,993
Accounts payable and accrued expenses	9,257	42,326	11,303	(13,636)	49,250
Total Liabilities	357,927	44,319	51,188	(13,636)	439,798
Total member’s equity and noncontrolling interests	307,149	604,855	1,816	(652,270)	261,550
Total Liabilities and Equity	$665,076	$649,174	$53,004	$(665,906)	$701,348

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(10)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Balance Sheet

December 31, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$37,220	$921	$—	$38,141

Title loans receivable	—	475,263	14,830	—	490,093
Allowance for loan losses	—	(70,955)	—	(2,148)	(73,103)
Unamortized loan origination costs	—	2,829	—	—	2,829
Title loans receivable, net	—	407,137	14,830	(2,148)	419,819
Interest receivable	—	31,452	65	—	31,517
Property and equipment, net	—	51,437	21,134	—	72,571
Debt issuance costs, net of accumulated amortization	14,042	—	—	—	14,042
Goodwill	—	5,975	—	—	5,975
Intangible assets, net	—	140	—	—	140
Note receivable from Sole Shareholder	1,549	—	—	—	1,549
Other assets	10	37,883	1,374	(18,273)	20,994
Investment in affiliates	541,614	—	—	(541,614)	—
Total Assets	$557,215	$571,244	$38,324	$(562,035)	$604,748

Liabilities and Equity
Senior secured notes, net	$312,120	$—	$—	$—	$312,120
Notes payable	—	—	11,370	—	11,370
Notes payable to related parties	—	—	20,512	—	20,512
Obligations under capital leases	—	2,052	—	—	2,052
Accounts payable and accrued expenses	18,940	44,582	5,698	(6,864)	62,356
Total Liabilities	331,060	46,634	37,580	(6,864)	408,410
Total member’s equity and noncontrolling interests	226,155	524,610	744	(555,171)	196,338
Total Liabilities and Equity	$557,215	$571,244	$38,324	$(562,035)	$604,748

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(10)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Three Months Ended September 30, 2012

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$—	$169,757	$1,304	$—	$171,061
Provision for loan losses	—	(45,654)	—	—	(45,654)
Aircraft service revenue	—	—	972	(972)	—
Net interest and fee income and aircraft service revenue	—	124,103	2,276	(972)	125,407

Costs, expenses and other:
Salaries and related expenses	—	50,656	4	—	50,660
Occupancy costs	—	16,994	145	—	17,139
Other operating and administrative expenses	75	31,073	1,011	(972)	31,187
Interest, including amortization of debt issuance costs	11,955	64	915	—	12,934
Total expenses	12,030	98,787	2,075	(972)	111,920
Net (loss) income before equity in income of affiliates	(12,030)	25,316	201	—	13,487
Equity in income from affiliates	25,316	—	—	(25,316)	—
Net income (loss)	$13,286	$25,316	$201	$(25,316)	$13,487

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(10)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Three Months Ended September 30, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$—	$133,375	$291	$—	$133,666
Provision for loan losses	—	(31,356)	—	—	(31,356)
Aircraft service revenue	—	—	2,141	(2,141)	—
Net interest and fee income and aircraft service revenue	—	102,019	2,432	(2,141)	102,310

Costs, expenses and other:
Salaries and related expenses	—	39,653	8	—	39,661
Occupancy costs	—	12,359	93	—	12,452
Other operating and administrative expenses	82	23,404	809	(2,141)	22,154
Interest, including amortization of debt issuance costs	10,876	(103)	670	—	11,443
Total expenses	10,958	75,313	1,580	(2,141)	85,710
Net (loss) income before equity in income of affiliates	(10,958)	26,706	852	—	16,600
Equity in income from affiliates	26,706	—	—	(26,706)	—
Net income (loss)	$15,748	$26,706	$852	$(26,706)	$16,600

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(10)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Nine Months Ended September 30, 2012

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$—	$469,793	$2,982	$—	$472,775
Provision for loan losses	—	(90,524)	—	—	(90,524)
Aircraft service revenue	—	—	2,791	(2,791)	—
Net interest and fee income and aircraft service revenue	—	379,269	5,773	(2,791)	382,251

Costs, expenses and other:
Salaries and related expenses	—	144,305	18	—	144,323
Occupancy costs	—	46,485	282	—	46,767
Other operating and administrative expenses	225	80,853	2,836	(2,791)	81,123
Interest, including amortization of debt issuance costs	33,882	(56)	2,510	—	36,336
Total expenses	34,107	271,587	5,646	(2,791)	308,549
Net (loss) income before equity in income of affiliates	(34,107)	107,682	127	—	73,702
Equity in income from affiliates	107,682	—	—	(107,682)	—
Net income (loss)	$73,575	$107,682	$127	$(107,682)	$73,702

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(10)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Nine Months Ended September 30, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$—	$358,257	$319	$—	$358,576
Provision for loan losses	—	(58,920)	—	—	(58,920)
Aircraft service revenue	—	—	3,103	(3,103)	—
Net interest and fee income and aircraft service revenue	—	299,337	3,422	(3,103)	299,656

Costs, expenses and other:
Salaries and related expenses	—	113,648	173	—	113,821
Occupancy costs	—	34,889	225	—	35,114
Other operating and administrative expenses	262	62,909	2,539	(3,103)	62,607
Interest, including amortization of debt issuance costs	29,028	(11)	1,674	—	30,691
Total expenses	29,290	211,435	4,611	(3,103)	242,233
Net (loss) income before equity in income of affiliates	(29,290)	87,902	(1,189)	—	57,423
Equity in income from affiliates	87,902	—	—	(87,902)	—
Net income (loss)	$58,612	$87,902	$(1,189)	$(87,902)	$57,423

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(10)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(41,207)	$190,549	$5,900	$155,242

Cash Flows from Investing Activities
Net title loans originated	—	(116,998)	(14,424)	(131,422)
Purchase of property and equipment	—	(30,043)	—	(30,043)
Proceeds from disposal of property and equipment	—	813	—	813
Increase in restricted cash	—	(4,175)	—	(4,175)
Receipt of payments on note receivable to Sole Shareholder	348	—	—	348
Net activity with affiliates	4,470	(6,231)	1,761	—
Net cash (used in) provided by investing activities	4,818	(156,634)	(12,663)	(164,479)

Cash Flows from Financing Activities
Proceeds from revolving credit facility	25,000	—	—	25,000
Repayments of notes payable and capital leases	—	(59)	(808)	(867)
Payments of debt issuance costs	(611)	—	—	(611)
Distributions to Sole Shareholder	—	(21,676)	—	(21,676)
Proceeds from Sole Shareholder contributions	—	14,000	—	14,000
Proceeds from notes payable	12,000	—	—	12,000
Proceeds from notes payable issued by consolidated variable interest entities	—	—	8,811	8,811
Distributions by consolidated variable interest entities	—	—	(816)	(816)
Net cash provided by (used in) financing activities	36,389	(7,735)	7,187	35,841
Net increase in cash and cash equivalents	—	26,180	424	26,604
Cash and cash equivalents at beginning of period	—	37,220	921	38,141
Cash and cash equivalents at end of period	$—	$63,400	$1,345	$64,745

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(10)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(35,305)	$140,845	$1,667	$107,207

Cash Flows from Investing Activities
Net title loans originated	—	(106,249)	(8,503)	(114,752)
Payments for acquisitions, net of cash acquired	—	(8,032)	—	(8,032)
Purchase of property and equipment	—	(21,531)	(112)	(21,643)
Proceeds from disposal of property and equipment	—	147	—	147
Increase in restricted cash	—	(1,950)	—	(1,950)
Receipt of payments on note receivable to Sole Shareholder	309	—	—	309
Cash from consolidation of variable interest entities	—	—	1,794	1,794
Net activity with affiliates	(26,939)	25,288	1,651	—
Net cash provided by (used in) investing activities	(26,630)	(112,327)	(5,170)	(144,127)

Cash Flows from Financing Activities
Proceeds from senior secured notes	64,200	—	—	64,200
Repayments of notes payable and capital leases	—	(50)	(347)	(397)
Payments of debt issuance costs	(2,265)	—	—	(2,265)
Distributions to Sole Shareholder	—	(12,705)	—	(12,705)
Proceeds from notes payable issued by consolidated variable interest entities	—	—	5,330	5,330
Proceeds from contributions to consolidated variable interest entities	—	—	76	76
Net cash (used in) provided by financing activities	61,935	(12,755)	5,059	54,239
Net increase in cash and cash equivalents	—	15,763	1,556	17,319
Cash and cash equivalents at beginning of period	—	53,585	—	53,585
Cash and cash equivalents at end of period	$—	$69,348	$1,556	$70,904

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

Company Overview

We are a privately-owned automobile title-lending company with 924 company-owned stores in the states of Georgia, Alabama, South Carolina, Tennessee, Missouri, Illinois, Mississippi, Texas, Virginia, Florida, Arizona and Nevada as of September 30, 2012. We serve individuals who generally have limited access to consumer credit from banks, thrift institutions, credit card lenders and other traditional sources of consumer credit. We provide our customers with access to loans secured by a lien on the customers’ automobiles while allowing the customers to retain use of the vehicles during the term of the loans. As of September 30, 2012, we served more than 435,000 customers and had approximately $539.4 million in title loans receivable. We believe that we are the largest automobile title lender in the United States based on title loans receivable.

Our business provides a simple, quick and confidential way for consumers to meet their liquidity needs. We offer title loans in amounts ranging from $100 to $5,000, with an average loan size of approximately $1,300. We offer these loans at rates that we believe, based on market research, are up to 50% less than those offered by other title lenders. Our asset-based loans have loan-to-value ratios that we believe are conservative. At origination, our weighted average loan amount is approximately 70.5% of appraised wholesale value and approximately 30.7% of the Black Book retail value. Our title loans do not impact our customers’ credit ratings as we do not run credit checks on our TitleMax and TitleBucks customers and we do not make negative credit reports if we are unable to collect loan balances.

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

During the three months ended September 30, 2012, we continued to execute our growth strategy and opened 69 new stores, including 15 in Texas, nine in Virginia, seven in Illinois and five in Arizona. In Georgia, we separated 21 EquityAuto Loan stores from TitleMax locations into standalone stores operating under the InstaLoan brand. For the three months ended September 30, 2012, the Company had revenues of $171.1 million, an increase of $37.4 million, and net income of $13.5 million, a decrease of $3.1 million, from the corresponding results for the three months ended September 30, 2011. The decrease in net income was primarily due to increased costs related to the addition of the new stores and an increase in our net charge-off rate as a percent of originations.

During the nine months ended September 30, 2012, we opened 169 new stores while closing only one store. The new stores opened include 66 in Texas, 19 in Virginia, 16 in Arizona and 30 in Georgia under the InstaLoan brand. We opened the remaining stores in existing markets. For the nine months ended September 30, 2012, the Company had revenues of $472.8 million, an increase of $114.2 million, and net income of $73.7 million, an increase of $16.3 million, from the corresponding results for the comparable period in 2011.

Effective September 30, 2012, the sole member of TMX Finance LLC transferred 100% of his membership interests to TMX Finance Holdings Inc., or “Parent.” The former sole member of TMX Finance LLC is the sole shareholder, or the “Sole Shareholder,”  of the Parent.

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

Regulatory Environment

The industry in which we operate is subject to strict state and federal laws and regulations, as well as local rules and regulations (such as zoning ordinances and rules related to permit licensing). For example, the Dallas, Austin and San Antonio, Texas city councils passed ordinances that restrict extensions of consumer credit within the city limits by, among other things, linking maximum allowable loan size to 3% of a consumer’s gross annual household income, mandating a 25% principal reduction requirement on refinances or renewals and limiting the term of a loan to no more than four installments or renewals. TitleMax of Texas, Inc. is engaged in challenging the legality of the ordinances in Dallas and Austin. The Austin and Dallas ordinances went into effect on May 1, 2012 and June 18, 2012, respectively, and we are complying with the ordinances. The San Antonio restrictions will go into effect on January 1, 2013.

Another example of an attempt to regulate our industry occurred recently in Missouri, where companies in our industry defeated an initiative by a consumer advocacy group to place a 36% APR rate limit on consumer loans on the 2012 general election ballot. The initiative did not receive the requisite number of valid signatures to appear as a ballot question and the consumer advocacy group backing the measure abandoned their efforts.

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

The following table reflects our results as measured by these KPIs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Originations	$219,809	$173,298	$575,438	$433,923
Average originations per store	246	243	689	654
Total title loans receivable	539,404	428,755	539,404	428,755
Average title loans receivable per store	584	589	584	589
Net charge-offs as a percent of originations	17.4%	13.8%	13.9%	11.3%

In addition, we monitor same-store interest and fee income. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. The following summarizes the Company’s same-store interest and fee income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Interest and fee income	$151,291	$124,810	$411,512	$346,139
Interest and fee income growth	21.2%	23.2%	18.9%	24.1%
Number of stores open more than 13 months	682	559	589	554

Results of Operations

Store Software System

In May 2012, our new proprietary store software system, which is used in fewer than 210 of our stores, incurred significant service outages. These outages caused us to review the status of the system as a long-term solution for our existing and future stores. Based on this review, we initially determined and announced that we would discontinue further development of the system and write-off the related capitalized costs. However, after the service outages in May, we stabilized the platform and obtained vendor quotes to correct technical deficiencies. Based on this additional information, we decided to reevaluate whether we will continue development of the proprietary system or purchase a new packaged software system to meet our future needs. This evaluation remains on-going. We determined that we are not required to record an impairment charge related to our proprietary store software during the three months ended September 30, 2012 because the undiscounted future cash flows from the asset group are greater than the carrying amount. However, depending on the outcome of our full evaluation, it is reasonably possible that we could decide to implement a different store software system and discontinue the development of our proprietary system. This decision could result in a one-time, non-cash expense that may have a material impact on our results of operations.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Interest and fee income

Interest and fee income was $171.1 million for third quarter of 2012 compared to $133.7 million for the third quarter of 2011. The increase of $37.4 million, or 28.0%, was primarily due to strong same-store performance and the addition of a significant number of new stores over the last 12 months. Same-store interest and fee income increased $26.5 million, or 21.2%, versus the comparable period of the prior year. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. Interest and fee income also was higher in the third quarter of 2012 due to an increase of approximately $10.9 million of revenue from stores open less than 13 months. The increase from stores open less than 13 months accounted for 29.1% of the total increase in interest and fee income.

Provision for loan losses

The provision for loan losses was $45.7 million for the third quarter of 2012 compared to $31.4 million for the third quarter of 2011. The provision increased $14.3 million, or 45.5%. Approximately $3.8 million of the increase relates to a 26.8% increase in loan originations and the remaining increase of $10.5 million was due to an increase in our loan loss charge-off rate. Net charge-offs as a percent of originations increased to 17.4% for the third quarter of 2012 compared to 13.8% for the third quarter of 2011. The net charge-offs and originations include loans made by our CSO Lenders that we guarantee. We have incurred upward pressure on the net charge-off rate for the last twelve months, during which time we have worked to balance the addition of a significant number of new stores and high loan growth with charge-off rates to maximize loan portfolio growth and long-term profitability. We will continue to monitor net charge-off rates and make adjustments as necessary.

Costs, expenses and other

Salaries and related expenses

Salaries and related expenses were $50.7 million for the third quarter of 2012 compared to $39.7 million for the third quarter of 2011. This represents an increase of $11.0 million, or 27.7%. This increase was mostly due to growth-related increases in headcount, primarily related to operational personnel necessary to service the higher volume of loans and as a result of opening new stores. Also contributing to the increase was higher corporate headcount, primarily in the areas of operations, construction, accounting, recruiting and real estate. In addition, a significant portion of our operations employees’ compensation is incentive-based, which increased $4.5 million due to higher profitability at the store, district and regional levels.

Occupancy costs

Occupancy costs were $17.1 million for the third quarter of 2012 compared to $12.5 million for the third quarter of 2011. This increase of $4.6 million, or 36.8%, was primarily due to increases in rent, utilities and maintenance costs associated with opening new stores as well as expanding corporate office space.

Depreciation and amortization

Depreciation and amortization for the third quarter of 2012 was $4.3 million compared to $3.7 million for the third quarter of 2011. The increase of $0.6 million, or 16.2%, was primarily attributable to remodeling and relocating stores, fitting out new stores and expanding corporate office space.

Advertising

Advertising expense for the third quarter of 2012 was $6.0 million compared to $4.1 million for the third quarter of 2011. The increase of $1.9 million, or 46.3%, was primarily due to increased television advertising costs related to our continued expansion in newer markets.

Other operating and administrative expenses

Other operating and administrative expenses for the third quarter of 2012 were $20.8 million compared to $14.4 million for the third quarter of 2011. The increase of $6.4 million, or 44.4%, was primarily attributable to growth-related increases in costs associated with collateral collection, information technology expenses, office supplies and postage, travel, and business licensing.

Interest expense, net, including amortization of debt issuance costs

Interest expense, net, including amortization of debt issuance costs, was $12.9 million for the third quarter of 2012 compared to $11.4 million for the third quarter of 2011. This represents an increase of $1.5 million, or 13.2%. During the third quarter of 2012, we incurred interest for the entire period on $60.0 million aggregate principal amount of our 13.25% senior secured notes issued on July 22, 2011. We also incurred interest in the third quarter of 2012 on our $25.0 million revolving line of credit obtained on June 27, 2012. Also contributing to the increase in interest expense was an increase in notes payable issued by our consolidated CSO Lenders. We expect interest expense to increase in the future relative to prior periods due to the higher average outstanding debt balance.

Net income

As a result of the above factors, net income was $13.5 million for the third quarter of 2012 compared to net income of $16.6 million for the third quarter of 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Interest and fee income

Interest and fee income was $472.8 million for the nine months ended September 30, 2012 compared to $358.6 million for the nine months ended September 30, 2011. The increase of $114.2 million, or 31.8%, was primarily due to strong same-store performance and the addition of a significant number of new stores over the last 12 months. Same-store interest and fee income increased $65.4 million, or 18.9%, versus the comparable period of the prior year. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. Interest and fee income also was higher in the nine months ended September 30, 2012 due to an increase of approximately $48.8 million of revenue from stores open less than 13 months. The increase from stores open less than 13 months accounted for 42.7% of the total increase in interest and fee income.

Provision for loan losses

The provision for loan losses was $90.5 million for the nine months ended September 30, 2012 compared to $58.9 million for the nine months ended September 30, 2011. The provision increased $31.6 million, or 53.7%. Approximately $10.3 million of the increase relates to a 32.6% increase in loan originations, and the remaining increase of $21.3 million was due to an increase in our loan loss charge-off rate that began in the third quarter of 2011. Net charge-offs as a percent of originations increased to 13.9% for the nine months ended September 30, 2012 compared to 11.3% for the nine months ended September 30, 2011. The net charge-offs and originations include loans made by our CSO Lenders that we guarantee. We have incurred upward pressure on the net charge-off rate during the last twelve months, during which time we have worked to balance the addition of a significant number of new stores and high loan growth with charge-off rates to maximize loan portfolio growth and long-term profitability. We will continue to monitor net charge-off rates and make adjustments as necessary.

Costs, expenses and other

Salaries and related expenses

Salaries and related expenses were $144.3 million for the nine months ended September 30, 2012 compared to $113.8 million for the nine months ended September 30, 2011. This represents an increase of $30.5 million, or 26.8%. This increase was mostly due to growth-related increases in headcount, primarily related to operational personnel necessary to service the higher volume of loans and as a result of opening new stores. Also contributing to the increase was higher corporate headcount, primarily in the areas of operations, construction, accounting, recruiting and real estate. In addition, a significant portion of our operations employees’ compensation is incentive-based, which increased $10.1 million due to higher profitability at the store, district and regional levels.

Occupancy costs

Occupancy costs were $46.8 million for the nine months ended September 30, 2012 compared to $35.1 million for the nine months ended September 30, 2011. This increase of $11.7 million, or 33.3%, was primarily due to increases in rent, utilities and maintenance costs associated with opening new stores as well as expanding corporate office space.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2012 was $12.5 million compared to $10.0 million for the nine months ended September 30, 2011. The increase of $2.5 million, or 25.0%, was primarily attributable to remodeling and relocating stores, fitting out new stores and expanding corporate office space.

Advertising

Advertising expense for the nine months ended September 30, 2012 was $12.3 million compared to $10.4 million for the nine months ended September 30, 2011. The increase of $1.9 million, or 18.3%, was primarily due to increased television advertising costs related to our continued expansion in newer markets.

Other operating and administrative expenses

Other operating and administrative expenses for the nine months ended September 30, 2012 were $56.3 million compared to $42.2 million for the nine months ended September 30, 2011. The increase of $14.1 million, or 33.4%, was primarily attributable to growth-related increases in costs associated with collateral collection, information technology expenses, office supplies and postage, recruiting and relocation, travel, legal fees, and business licensing.

Interest expense, net, including amortization of debt issuance costs

Interest expense, net, including amortization of debt issuance costs, was $36.3 million for the nine months ended September 30, 2012 compared to $30.7 million for the nine months ended September 30, 2011. This represents an increase of $5.6 million, or 18.2%. During the nine months ended September 30, 2012, we incurred interest for the entire period on $60.0 million aggregate principal amount of our 13.25% senior secured notes issued on July 22, 2011. We also incurred interest in the third quarter of 2012 on our $25.0 million revolving line of credit obtained on June 27, 2012. Also contributing to the increase in interest expense was an increase in notes payable issued by our consolidated CSO Lenders. We expect interest expense to increase in the future relative to prior periods due to the higher average outstanding debt balance.

Net income

As a result of the above factors, net income was $73.7 million for the nine months ended September 30, 2012 compared to $57.4 million for the nine months ended September 30, 2011.

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

Our principal sources of near-term liquidity are cash on hand, working capital and cash flows from operations. Cash and cash equivalents were $64.7 million at September 30, 2012 compared to $38.1 million at December 31, 2011.

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

The indenture governing our Notes, or the “Indenture,” limits our ability to incur additional indebtedness. However, we are permitted to obtain a $25.0 million secured revolving loan facility that would be equal in priority with the senior secured notes. As more fully discussed below, such a facility was obtained in June 2012. Additionally, we may incur additional debt as long as the new debt does not cause us to maintain less than a 3:1 earnings to fixed charge ratio, as defined in the Indenture. As of September 30, 2012, our earnings to fixed charge ratio is above 3:1. We may seek to draw on the additional permitted sources of borrowing in the foreseeable future to continue to facilitate our aggressive growth strategy. For a description of our additional outstanding borrowings, see “—Other Indebtedness.”

Additional covenants in the Indenture restrict, among other things, our ability to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indenture, engage in mergers or consolidations, change the business we conduct, engage in certain transactions with affiliates and make distributions. Such restrictions, together with our highly leveraged nature and recent disruptions in the credit markets, could limit our ability to respond to changing market conditions, fund our capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

We are in compliance with the covenants in the Indenture as of September 30, 2012. The Indenture requires us to maintain an earnings to fixed charge ratio above 3:1 to incur additional indebtedness, including the issuance of guarantees under our CSO Agreements. We do not anticipate a significant decline in the demand for our products and services, but such decline or other unexpected changes in financial condition could cause our earnings to fixed charge ratio to drop below 3:1 for an extended period of time. If we are unable to incur additional indebtedness for growth in our CSO operations, our net income may decrease due to impairment of assets and less revenue from CSO operations, which could adversely affect our ability to obtain new credit under favorable terms. To the extent that we experience short-term or long-term funding disruptions, we have the ability to address these risks through various means, including adjustments to short-term lending to customers, reductions in capital spending and reductions in expenses, all of which could be expected to generate additional liquidity.

To the extent permitted by the Indenture, we expect to make periodic distributions to our Parent in amounts sufficient to pay some or all of the taxes due on the Company’s items of income, deductions, losses and credits which have been allocated for reporting on the Sole Shareholder’s income tax return. We may also make distributions to our Parent in addition to those required for income taxes. In April 2012, we made distributions of $20.4 million for estimated income taxes for 2011. At September 30, 2012, the remaining availability of permitted distributions for purposes other than estimated income tax payments was approximately $29.8 million (calculated net of an estimate for income taxes).

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

In May 2010, the IRS initiated an examination of the income tax return of TitleMax of Georgia, Inc., or “TMG.” The examination was expanded to cover all of the Company’s wholly-owned subsidiaries and TitleMax Aviation, or “Aviation.” The IRS completed its fieldwork and issued its report in April 2011. We paid approximately $0.9 million in 2011 for agreed adjustments related to the IRS examination. We successfully contested other proposed adjustments and the examination has been closed.

In November 2010, we acquired an aircraft for $17.5 million that satisfied the requirements of Section 1031 of the Internal Revenue Code to complete the like-kind exchange for an aircraft sold in May 2010. The purchase of the aircraft was funded by notes payable to the Sole Shareholder. In February 2011, these notes were refinanced into one note payable to the Sole Shareholder with a principal balance of $17.4 million bearing interest at 10%. In December 2011, this note was refinanced into two notes payable to the Sole Shareholder.  The balance of these notes at September 30, 2012 was $11.5 million and $5.4 million, bearing interest at 5.12% and 10%, respectively.

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

In July 2012, the Sole Shareholder made an equity contribution of $14.0 million to the Company.

In November 2012, the Parent made an equity contribution of approximately $45 million to the Company. The contribution was funded with proceeds from the sale of $100 million of 11% PIK Notes due October 15, 2015, or the “PIK Notes,” by the Parent to unrelated parties. Under the terms of the indenture governing the PIK Notes, interest on the PIK Notes is payable in cash. To the extent distributions are available under the terms of the indenture governing the Company’s Notes, distributions from the Company to the Parent will provide the primary means for the Parent to make interest payments on the PIK Notes.

Cash flows from operating activities

Net cash provided by operating activities was $155.2 million for the nine months ended September 30, 2012 compared to $107.2 million for the nine months ended September 30, 2011.  The increase of $48.0 million, or 44.8%, was due to a $16.3 million increase in net income, as well as a $31.7 million increase in adjustments to reconcile net income to cash provided by operating activities. The increase in adjustments to reconcile net income to cash provided by operating activities was primarily driven by a $31.6 million increase in the provision for loan losses, which resulted from increased demand for our loan products and in increase in net charge-offs.

Cash flows from investing activities

Net cash used in investing activities was $164.5 million for the nine months ended September 30, 2012 compared to $144.1 million for the nine months ended September 30, 2011. The increase of $20.4 million, or 14.2%, was primarily attributable to a $16.6 million increase in title loan originations and a $7.7 million increase in capital expenditures. The increase in capital expenditures was related to ongoing projects to upgrade our technology and to manage our store portfolio through remodels or movement of locations, fitting out new stores and installing new signs. Also contributing to the increase in cash used in investing activities was a $2.2 million increase in restricted cash required to satisfy various state licensing requirements. The increase was partially offset by $8.0 million cash paid for an acquisition in the nine months ended September 30, 2011 that did not recur in the nine months ended September 30, 2012.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was $35.8 million compared to $54.2 million for the nine months ended September 30, 2011. The decrease of $18.4 million was primarily related to $64.2 million net proceeds from the senior secured notes issued in 2011 compared to $25.0 million net proceeds from the Revolving Credit Facility. Also contributing to the decrease in cash provided by financing activities was a $9.0 increase in distributions to the Sole Shareholder. The decrease was partially offset by a $12.0 million increase in proceeds from notes payable and a $3.5 million increase in notes payable issued by our consolidated variable interest entities in the nine months ended September 30, 2012.

Other Indebtedness

As of September 30, 2012 we have $51.9 million of notes payable in the aggregate, consisting of one unsecured note payable to a bank, three unsecured notes payable to the Sole Shareholder, three unsecured notes payable to unrelated entities and 46 notes payable to individuals issued by our two consolidated CSO Lenders.

The note payable to a bank and the three notes payable to the Sole Shareholder were issued by TitleMax Aviation, Inc., or “Aviation,” an entity owned by the Sole Shareholder that we consolidate because we have determined it is a variable interest entity of which we are the primary beneficiary. The note payable to a bank has a principal balance of $0.4 million as of September 30, 2012 and incurs interest at the prime rate plus 2.0% (5.25% at September 30, 2012). The three notes payable to the Sole Shareholder are in the amounts of $11.5 million, $5.4 million and $2.9 million as of September 30, 2012. The $11.5 million note has a fixed interest rate of 5.12% and is payable in monthly installments of $104,000, including interest and principal, with a final payment of $8.4 million due in December 2016. The $5.4 million note has a fixed interest rate of 10% payable monthly, with the full principal amount due in December 2015. The $2.9 million note is collateralized by an aircraft owned by Aviation and guaranteed by the Company. This note has a fixed interest rate of 6.35% and is payable in monthly installments of $35,000, including interest and principal, with a final payment of $2.1 million due in October 2015.

The three notes payable to unrelated entities are in the amounts of $6.0 million, $5.0 million and $1.0 million as of September 30, 2012. Each of these notes bears interest at 13% with interest payable monthly. The principal amount of each of these notes is due in July 2013, although the $5.0 million note and $1.0 million note may be extended for up to one additional year at our sole discretion.

As of September 30, 2012, our consolidated CSO Lenders have a total of $19.7 million of notes payable to third parties. One consolidated CSO Lender has 35 notes due throughout 2012 and 2013, bearing interest ranging from 10% to 16% and secured by the assets of the consolidated CSO Lender. These notes allow the consolidated CSO Lender to take one or more draws up to a total maximum principal of $13.1 million. As of September 30, 2012, a total of $11.8 million was drawn under these notes. The other consolidated CSO Lender has 11 unsecured notes due in 2013 that bear interest ranging from 12% to 14% and allow draws up to a total maximum principal of $7.9 million. As of September 30, 2012, all $7.9 million was drawn under these notes. These notes each have an automatic annual renewal provision for an additional period of one year.

Management believes that our available short-term and long-term capital resources will be sufficient to fund our anticipated cash requirements, including working capital requirements, capital expenditures, scheduled principal and interest payments, payments pursuant to any excess cash flow offers and distributions to the Parent for income tax obligations, for at least the next 12 months.

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2012 were $29.2 million compared to $21.5 million for the same period in 2011. We do not have any material capital expenditure commitments as of September 30, 2012. However, we will continue to open additional stores and further improve our store software systems, which will require ongoing capital expenditures.

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

Recent Accounting Standards

In August 2012, the Financial Accounting Standards Board, or the “FASB,” issued Accounting Standards Update, or “ASU,” No. 2012-03 to provide technical amendments and corrections to various sections related to filing reports with the Securities and Exchange Commission. The Company has adopted the provisions of this guidance with no material impact on the Company’s financial position, results of operations or cash flows.

In October 2012, the FASB issued ASU 2012-04 to provide technical corrections and improvements to a wide range of Topics in the Accounting Standards Codification, including conforming amendments related to fair value measurements. The amendments in this guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements with Unconsolidated CSO Lender

Under the terms of the CSO Agreement with a non-exclusive third-party lender, we are contractually obligated to reimburse the lender for the full amounts of the loans and certain related fees that are not collected from the customers. In certain cases, the lender sells the related loans, and our obligation to reimburse for the full amounts of the loans and certain related fees that are not collected from the customers extends to the purchaser. As of September 30, 2012, the total amount of loans and related fees guaranteed by us was approximately $21.2 million. The value of the related liability at September 30, 2012 was approximately $3.0 million and is included in accounts payable and accrued expenses on the consolidated balance sheets and provision for loan losses on the consolidated statements of income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any financial instruments that expose it to material cash flow or earnings fluctuations as a result of market risks.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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
3.1

Certificate of Formation of TMX Finance LLC, dated September 25, 2003 (exhibit 3.1 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

3.2

First Amendment to the Certificate of Formation of TMX Finance LLC, dated June 18, 2010 (exhibit 3.2 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

3.3

Amended and Restated Operating Agreement of TMX Finance LLC, dated June 21, 2010 (exhibit 3.3 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

4.1

Indenture, dated June 21, 2010, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent, including the guarantee and the form of 13.25% senior secured note due 2015 (exhibit 4.1 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

4.2

First Supplemental Indenture, dated May 13, 2011, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent (exhibit 4.2 to TMX Finance LLC’s Registration Statement on Form S-4, dated September 16, 2011, is incorporated herein by this reference)

4.3

Second Supplemental Indenture, dated June 5, 2012, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent (exhibit 4.3 to TMX Finance LLC’s Quarterly Report on Form 10-Q, dated August 20, 2012, is incorporated herein by this reference)

4.4

Third Supplemental Indenture, dated July 20, 2012, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent (exhibit 4.4 to TMX Finance LLC’s Quarterly Report on Form 10-Q, dated August 20, 2012, is incorporated herein by this reference)

10.1†	Employment Offer Letter of Philip L. Mazzini dated July 9, 2012

10.2†	Oral Compensation Agreement with Elizabeth C. Nelson, entered into on August 21, 2012 (TMX Finance LLC’s Current Report on Form 8-K, dated August 27, 2012, is incorporated herein by this reference)

31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer

31.2	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Accounting Officer

101

Interactive Data File:

(i) Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011; (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited); (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited) — submitted herewith pursuant to Rule 406T

†              Executive compensation plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2012

TMX FINANCE LLC
(registrant)

By:	/s/ Elizabeth C. Nelson
Elizabeth C. Nelson
Chief Accounting Officer