Form 10-K
period 2012-12-31
TMX Finance LLC
filed 2013-03-27
CIK 1511967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 333-172244

TMX Finance LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1106313
(State of Incorporation)	(I.R.S. Employer Identification No.)

15 Bull Street, Savannah, Georgia	31401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (912) 525-2675

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

(Note:  The registrant has filed all reports pursuant to the Securities Exchange Act of 1934 as applicable for the preceding 12 months)

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

TMX FINANCE LLC

AND AFFILIATES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain expectations, assumptions, estimates and projections. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and frequently contain words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will” and other similar terms. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to demand for our products and services, sales growth, comparable store sales, store openings, state of the economy, capital allocation and expenditures, liquidity and the effect of adopting certain accounting standards — are forward-looking statements. Forward-looking statements involve risk and are not guarantees of future performance. The Company’s actual results may differ significantly from current expectations as expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” in this report. The Company assumes no obligation to revise or update any forward-looking statements, except as required by law.

PART I

ITEM 1. BUSINESS.

Introduction

TMX Finance LLC is a privately-owned automobile title lending company with 1,035 company-owned stores in 12 states as of December 31, 2012. We provide our customers with access to funds through loans secured by a first or second lien on the customer’s automobile. Our loan products allow our customers to meet their liquidity needs by borrowing against the value of their vehicles while allowing the customer to retain use of the vehicle during the term of the loan.

TMX Finance LLC is a limited liability company that was formed in Delaware in 2003 and exists solely as a holding company to own the equity interests of its subsidiaries. TMX Finance LLC changed its name from TitleMax Holdings, LLC to TMX Finance LLC effective June 21, 2010. Effective September 30, 2012, Tracy Young, the former sole member of TMX Finance LLC, transferred 100% of his membership interests to newly-formed TMX Finance Holdings Inc., or our “Parent,” in exchange for shares of common stock of our Parent. Mr. Young is the sole beneficial owner of the common stock of the Parent. We refer to Mr. Young in this report as the “Sole Shareholder.” Unless the context indicates otherwise, references in this report to “TMX Finance,” the “Company,” “we,” “us,” “our” or similar terms represent TMX Finance LLC and its consolidated affiliates.

Our principal corporate offices are located at 15 Bull Street, Suite 200, Savannah, Georgia 31401, and our telephone number is (912) 525-2675. Our website address is www.titlemax.biz. The information on our website is not a part of this report.

Overview

Our automobile title lending business provides a simple, quick and confidential way for consumers to meet their liquidity needs. We offer title loans in amounts ranging from $100 to $5,000 to customers who generally have limited access to consumer credit from banks, thrift institutions, credit card lenders and other traditional sources of consumer credit. As of December 31, 2012, we had approximately 470,000 customers and $577.2 million in title loans receivable. We believe we are the largest automobile title lender in the United States based on title loans receivable.

We principally operate under two brands: TitleMax and TitleBucks. TitleMax requires a minimum appraised vehicle value of more than $500 and offers interest rates that we believe, based on market research, are up to 50% less than those offered by other comparable title lenders. TitleBucks provides loans to customers with less valuable vehicles and charges interest rates that are comparable to those charged by competitors for such loans. TitleBucks was created to capture customers who do not meet TitleMax’s minimum vehicle value requirement and who would otherwise use a competitor. We refer non-qualifying customers from TitleMax to TitleBucks when possible.

We also offer a second lien automobile product, with operations conducted within 77 TitleMax stores in Georgia under the EquityAuto Loan, or “EAL,” brand and through 53 standalone stores in Georgia and Florida under the InstaLoan, or “INL,” brand as of December 31, 2012. EAL and INL also offer a first lien product in certain situations. In addition, EAL and INL sell insurance products in connection with their loans as agents for an unaffiliated insurance company. The Company is in the process of moving the EAL business into exclusively standalone stores under the InstaLoan brand with separate management and additional loan products. As of December 31, 2012, EAL and INL had approximately $17.1 million of combined gross title loans receivable.

In each of 2012, 2011, and 2010, 87.4%, 85.8% and 86.1%, respectively, of our interest and fee income was attributable to our TitleMax brand and 11.6%, 13.3% and 13.3%, respectively, of our interest and fee income was attributable to our TitleBucks brand. In each of these years, less than 1.0% of our interest and fee income was attributable to our EAL and INL brands.

2012 Highlights

•                  We grew our business significantly by opening or acquiring 281 new stores while closing only two stores, representing a net increase in stores of 36.9% in 2012. These new store openings include 46 new InstaLoan stores that previously operated under the EquityAuto Loan brand within TitleMax stores in Georgia.

•                  We increased our title loans receivable to $577.2 million at December 31, 2012, representing an increase of 17.8% compared to December 31, 2011.

•                  In June 2012, we entered into a credit agreement, or the “Credit Agreement,” to obtain a $25.0 million senior secured revolving credit facility. In July 2012, the Sole Shareholder made an equity contribution of $14.0 million.  In November 2012, our Parent made an equity contribution to us of $44.8 million.

Growth Strategy

A key objective of our growth strategy is to establish a leading position as a title lender in each market in which we operate. The three elements of our growth strategy are as follows:

Grow Existing Store Receivables.

Our store title loans receivable have grown at a compound annual rate of 19.0% over the first four years of the stores’ lives and 5.5% thereafter. Originations for 2012 increased 26.6% compared to 2011. We believe there are significant opportunities to grow earnings at substantially all of our existing stores. Our store managers have a strong incentive to continue the growth of our stores because they are evaluated and compensated in significant part based on their achievement of certain operating and growth goals, which we adjust each year to account for the continued improvement in our business. We believe that by focusing on these specific goals and tying them to employee compensation, we can further enhance the operating efficiency of our stores as well as overall operating margins.

Open New Stores Within Our Current Footprint.

We seek to develop a large presence in each of the markets in which we operate, and we believe we have significant room to grow by opening additional stores in most of the markets in which we currently operate. When considering whether we should open new stores in these markets, we examine a number of factors, including consumer demand for our products, the extent that new stores will be able to leverage existing stores’ marketing efforts and the extent to which new stores might detract from sales from existing stores.

Continued Expansion Into Newer Markets.

We have identified several key geographic areas or markets for the potential opening or acquisition of additional stores. These markets were identified following a review of demographics, a determination of whether state regulation is favorable and an internal evaluation of each market’s ability to support our store development program. Based on this review, we have expanded into markets in the southern and western regions of the United States, including Florida, Arizona and Nevada. As is the case with our strategy to open new stores in our more established markets, we believe we have management and capital resources sufficient to support our growth strategy in our new markets.

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

•                  have a sudden and unexpected need for cash due to common financial challenges like medical emergencies, vehicle repairs, divorce and job changes;

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

We believe that the underbanked consumer market, and in particular the automobile title loan segment of the alternative financial services industry, will continue to grow as a result of a diminishing supply of competing banking services for this segment of the population, as well as underlying demographic trends, including an overall increase in the population and an increase in the number of self-employed, small business and service sector jobs as a percentage of the total workforce. We believe automobile title loans are particularly well-suited to grow in the current regulatory environment of the markets in which we operate, which we view as stable with respect to our loan products and hostile to other alternative financial services products, such as payday loans.

Services

Our automobile title lending business provides a customer who is 18 years of age or older (except in Alabama where the customer must be 19 years of age or older) with a loan ranging from $100 to $5,000 that is secured in most cases by a first lien on the customer’s automobile. We determine the loan amount based upon the customer’s need and our appraisal of the wholesale value of his or her automobile. We do not run a credit check on the customer when approving the loan application for our first lien title loan product, and performance on the loan does not impact the customer’s credit.

Upon approval of a customer’s application, we provide the customer with the determined loan amount, and the customer provides us with a certificate of title to the appraised automobile; however, the customer retains full use and possession of the automobile. We provide our customers with loan funds primarily through the issuance of a check and do not keep a significant amount of cash on hand at any of our stores. The customer is able to cash the check at a nearby partnered bank that does not require payment of a check cashing fee. Following our receipt from the customer of full repayment of the loan, along with interest and fees, we release the lien on the customer’s vehicle and return the certificate of title to the customer.

If a customer fails to remit payment to us when due, we may repossess the customer’s automobile. However, we consider the remedy of repossession as a last resort, and we do not repossess a customer’s vehicle unless we have first exhausted all options for repayment. As a result, we first undertake to contact the customer to obtain payment. Only if the customer is unresponsive or it is otherwise clear that the customer will not be able to meet his or her obligations will we initiate repossession. A regional or district manager must approve all repossessions in advance, and only approved third-party companies handle the repossession. Even when permitted by state law, we typically do not repossess a customer’s automobile until the account is at least 14 days past due. Store managers are responsible for arranging vehicle sales. A repossessed vehicle may only be sold to a licensed used car dealer; our employees may not purchase a repossessed vehicle. As required by state regulations in certain states in which we operate, we return any excess proceeds to the customer if the vehicle sells for an amount in excess of the loan value plus expenses.

We conduct business in Texas and certain other states through wholly-owned subsidiaries, each of which is registered in the applicable state as a Credit Services Organization, or “CSO.” These CSOs have entered into credit services organization agreements, or “CSO Agreements,” with third-party lenders, or the “CSO Lenders,” that make the loans to our customers. The CSO Agreements govern the terms by which we perform servicing functions and refer customers to the CSO Lenders for a possible extension of a loan. We process loan applications and commit to reimburse the CSO Lenders for any loans or related fees that are not collected from those customers.

Underwriting and Risk Management

All underwriting decisions related to our first lien title loan product offered by TitleMax and TitleBucks are made based on the appraised “rough” wholesale value of a customer’s vehicle, as adjusted by store employees’ appraisal of the vehicle based on the following characteristics: year, make, model, exterior, interior and mechanical condition, and mileage. We believe this adjustment process reduces the overall risk of our title loans receivable as compared to other first lien title lenders by having more conservative loan to value ratios which results in more security for each loan and less overall risk for our Company. Prior to approval, a customer must present the vehicle, a lien-free title to the vehicle, a government-issued picture identification and proof of income (except in Alabama). We verify that such title is the correct title for the customer’s vehicle based on a review of the vehicle identification number. Upon completion of the transaction, we send the title to the applicable state Department of Motor Vehicles to have the Company named as the first lien holder for the vehicle. We release the lien only when the customer’s account balance is fully paid.

Underwriting of our EAL and INL title loan products is based primarily on the customer’s credit report and the payment history of the first lien loan on the vehicle when applicable. Upon completion of the transaction, we have the Company named typically as the second lien holder for the vehicle and we release the lien only when the customer’s account balance is fully paid.

We balance the individual store’s autonomy in the underwriting process with a company-wide risk management system supported primarily by our district and regional managers’ periodic underwriting reviews and store audits. Underwriting reviews include a random review of new loan files and their supporting documentation to confirm the appraisals and related documentation adhere to Company policy. Our district managers’ audits of each store twice per month include document inspection (title, picture, contract and key) and new loan review (verifying appraisal of vehicles and completeness of files). Further, our regional managers typically spend one day each week with a different district manager to review the underwriting process and other matters.

Customers

We serve individuals who typically have limited access to consumer credit from banks, thrift institutions, credit card lenders and other traditional sources of consumer credit. Our typical customers rely on all, or nearly all, of their current income to cover immediate living expenses. Thus, we believe that when unexpected expenses arise, these customers value the convenient, immediate, simple and transparent access to funds that we provide. In addition, our customers who are small business owners often use title lending as a source of operating capital.

Advertising and Marketing

We market our title loans primarily through network television advertising. Clustering of our stores in geographic regions magnifies the effect of our regional television commercials. Further, we market title loans through online pay per click programs, billboards, electronic message centers located in front of our stores and telemarketing to leads generated through our website. In addition, we create customer loyalty through special incentive programs such as Thanksgiving turkey giveaways and customer referral incentive programs. Individual stores employ telemarketing to current and past customers and distribute flyers to local businesses and apartment complexes.

Competition

We compete with a limited number of businesses that exclusively provide title loans, as well as with many providers of other alternative financial services, such as payday lenders, installment lenders and pawnbrokers. We believe that the principal competitive factors in the title loan industry and the broader alternative financial services industry are interest rates, fees, loan size, location, customer service and convenience. We believe that we offer a more affordable alternative to late payment fees and overdraft fees, and significantly lower annual percentage rates, or “APRs,” than most other title lenders and other providers of alternative financial services, such as payday lenders.

We believe that both the title loan industry and the broader alternative financial services industry in the United States are highly fragmented. Historically, there have been low barriers to entry, creating fragmentation and enabling small operators to compete with national chains.

Employees

As of December 31, 2012, we had 4,335 employees, comprised as follows:

Stores and Field Management	3,949
Corporate	386
Total	4,335

We consider our employee relations to be good. None of our employees are covered by collective bargaining agreements, and we have never experienced any organized work stoppage, strike or labor dispute.

Regulation

Our automobile title lending operations are primarily regulated at the state level and are subject to laws, regulations and supervision in each of the states in which we operate. We are also subject to federal and state laws and regulations related to the recording and reporting of certain financial transactions and the privacy of customer information. The following is a general description of significant regulations affecting our automobile title lending business.

State and Local Regulation.

Each of the states in which we operate has specific state or local licensing requirements applicable to offering loans secured by title to personal property, whether through a traditional loan, title loan or pawn transaction. We obtain state or local licenses where required.

We are subject to various state regulations governing the terms of the automobile title loans we offer. Several state regulations limit our recourse against the customer and the amount that we may lend or provide, as well as restrict the amount of finance or service charges or fees that we may assess and, in certain situations, limit a customer’s ability to renew any such loans. For example, we are prohibited from providing automobile title loans in excess of $2,500 in Mississippi and Tennessee, and $4,000 in Illinois (under certain circumstances). In addition, we may not provide an automobile title loan to a customer under the age of 19 in Alabama. In some states, we are required to meet minimum bonding or capital requirements and are subject to various transaction recordkeeping requirements. In several states, we are subject to periodic examination by state regulators, including examination at the discretion of, and without notice by, such state regulators. We must also comply with various consumer disclosure requirements, which are typically similar or equivalent to the federal Truth in Lending Act and corresponding federal regulations. In the states in which we have recourse against the customer for payment of the obligation, our collection activities regarding past due loans may also be subject to consumer debt collection laws and regulations adopted by the various states. In addition, we must comply with general consumer protection laws in each state, including laws governing the repossession and foreclosure of collateral.

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

In addition to state laws and regulations, our business is subject to various local rules and regulations such as local zoning regulation and permit licensing. For example, the Austin, Dallas, El Paso and San Antonio, Texas city councils passed ordinances that restrict extensions of consumer credit by title lenders within city limits by, among other things, linking maximum allowable loan size to 3% of a consumer’s gross annual income, mandating a 25% principal reduction requirement on refinances or renewals and limiting the term of a loan to no more than four installments or renewals. Our subsidiary TitleMax of Texas, Inc. is challenging the legality of the ordinances in Austin and Dallas. The Austin, Dallas and San Antonio ordinances went into effect on May 1, 2012, June 18, 2012 and January 1, 2013, respectively. We are complying with the ordinances in each of these markets. The El Paso ordinance will be effective July 1, 2013.

Federal Regulation.

Our lending activities are also subject to several federal statutes and regulations, including the following:

•                  The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” and implementing regulations thereunder, which may impact the marketing and regulation of the products and services offered by the Company, depending on the extent to which the Company and its products and services are ultimately determined to be subject to such Act and regulations. The Consumer Financial Protection Bureau, or the “CFPB,” was established pursuant to the Dodd-Frank Act as a federal authority responsible for administering and enforcing the laws and regulations for consumer financial products and services. The Dodd-Frank Act does not specifically target title lending, traditional pawn lending or installment lending for CFPB regulation. However, the CFPB is currently in the process of developing rules that could subject the Company to some form of regulatory oversight. The CFPB is specifically prohibited from instituting federal usury interest rate caps.

•                  The Gramm-Leach-Bliley Act and its underlying regulations, which relate to privacy and data security and require us to disclose to our customers our privacy policy and practices, including those relating to the sharing of a customer’s nonpublic personal information with third parties. This disclosure must occur when establishing the customer relationship and, in some cases, at least annually thereafter. We must ensure that our systems are designed to protect the confidentiality of customers’ nonpublic personal information, and we have policies and procedures in place to address unauthorized disclosure of a customer’s nonpublic personal information.

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

•                  The Truth in Lending Act and its underlying regulations, which impose specific requirements on our disclosure to customers of credit terms, including the annual percentage rate, finance charge, amount financed, total of payments, payment schedule, security, late charges, prepayment and default, related to each automobile title lending transaction.

•                  Federal laws which cap the annual percentage rate that may be charged on consumer loans made to active duty military personnel and their immediate families at 36% per year. This 36% annual cap applies to automobile title loans that have terms of 181 days or fewer. In addition, we are subject to the Servicemembers Civil Relief Act, which limits the amount of interest we can charge and our right to repossess collateral from military customers.

ITEM 1A.  RISK FACTORS.

Our business faces a variety of risks and uncertainties, including those described below, that could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations and projections. You should read these risk factors in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data.”

Our industry is strictly regulated at the state, federal and local levels. Our failure to comply with applicable laws and regulations governing consumer protection, lending practices and other aspects of our business, as well as changes in applicable laws and regulations, could have a significant adverse impact on our business, results of operations, financial condition and ability to service our debt obligations.

Our business and products are subject to extensive regulation by state, federal and local governments that do or may impose significant costs or limitations on the way we conduct or expand our business. In general, these regulations are intended to protect consumers, rather than our investors or creditors. See “Item 1. Business—Regulation” for a summary of the many significant state, federal and local laws and regulations governing our business and industry. Furthermore, the laws and regulations governing our business are subject to change.

Our failure or the failure of any of our employees to comply with applicable state, federal and local requirements, whether voluntary or involuntary, could require us to discontinue our automobile title lending business in applicable jurisdictions, which could negatively impact our business. Failure to comply with applicable laws or regulations could result in sanctions by regulatory agencies, civil money penalties or reputational damage, which could have a material adverse effect on our business, financial condition, results of operations and ability to service our debt obligations.

The Dodd-Frank Act, as well as potential legislation in various states if adopted, creates significant uncertainty about various important aspects of our business.

The Dodd-Frank Act that took effect on July 21, 2010 is extensive and significant legislation that, among other things:

•                  creates a liquidation framework for the resolution of large bank holding companies and systemically significant nonbank financial companies;

•                  creates a new framework for the regulation of over-the-counter derivatives activities;

•                  strengthens the regulatory oversight of securities and capital markets activities by the Securities and Exchange Commission, or “SEC;” and

•                  creates the CFPB, a new federal authority responsible for administering and enforcing the laws and regulations for consumer financial products and services.

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

We are currently following legislative and regulatory developments in Congress and in individual states where we conduct business. It is difficult to assess the likelihood of the enactment of any unfavorable federal or state legislation, and there can be no assurance that additional legislative or regulatory initiatives will not be enacted which would severely restrict, prohibit or eliminate our ability to offer title loans. Any federal or state legislative or regulatory action that would serve to restrict the types of activities in which the Company is engaged could have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows and could impair our ability to service our debt obligations and to continue current operations. For example, certain consumer advocacy groups and federal and state legislators have asserted that laws and regulations should be tightened to severely limit, if not eliminate, the availability of certain consumer loan products, including title loans. Additional possible restrictive actions include, among others, the imposition of limits on APRs on consumer loan transactions or the prohibition of cash advance and similar services. The extent of the impact of any future legislative or regulatory changes will depend on the nature of the legislative or regulatory change, the jurisdictions to which the new or modified laws would apply and the amount of business we do in that jurisdiction. Moreover, similar actions by states in which we do not currently operate could limit our opportunities to pursue our growth strategies.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulation and permit licensing. Local jurisdictions’ efforts to restrict the business of alternative financial services product providers through the use of local zoning and permitting laws have been on the rise. Actions taken in the future by local governing bodies to require special use permits or impose other restrictions on such lenders could have a material adverse effect on us. See “Business—Regulation” in Item 1 of this report.

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

Media reports and public perception of consumer loans, such as automobile title loans, as being predatory or abusive could decrease the demand for our automobile title loans and lead to more restrictive regulation.

Certain consumer advocacy groups and federal and state legislators have asserted that laws and regulations should be tightened to severely limit, if not eliminate, the availability of certain loan products, such as automobile title loans, to consumers. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. The consumer advocacy groups and media reports characterize these consumer loans as predatory or abusive. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for automobile title loans could significantly decrease, which could have a material adverse effect on our business, results of operations, financial condition and ability to service our debt obligations. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations, which could have a material adverse effect on our business, results of operations, financial condition and ability to service our debt obligations.

Legal proceedings may increase our costs and distract our management team.

In the past, we and our competitors have been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of alternative financial services. We are currently a defendant in multiple legal proceedings. See “Item 3. Legal Proceedings.” It is likely that in the future, we will be subject to currently unforeseen legal proceedings. The adverse resolution of any current or future legal proceeding could cause us to have to refund fees and interest collected, refund the principal amount of advances, pay damages or other monetary penalties or modify or terminate our operations in certain local, state or federal jurisdictions. The defense of such legal proceedings, even if successful, requires significant time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and requires the expenditure of substantial amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant cash payouts and modifications to our operations. Due to the uncertainty surrounding the litigation process, except for those matters for which an accrual has been provided, we are unable to reasonably estimate the range of loss, if any, at this time in connection with the legal proceedings in which we are currently involved. An adverse judgment or settlement of a legal proceeding may substantially exceed any amount currently accrued and could have a material adverse effect on our business, results of operations, financial condition and ability to service our debt obligations.

Judicial decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements we use illegal or unenforceable.

We include pre-dispute arbitration provisions in our loan agreements. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court. Our arbitration provisions explicitly provide that all arbitrations will be conducted on an individual basis and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. They do not generally have any impact on regulatory enforcement proceedings.

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

While the U.S. Supreme Court recently ruled in the AT&T Mobility v. Concepcion case that consumer arbitration agreements meeting certain specifications are enforceable, our arbitration agreements differ in several respects from the agreement at issue in that case, thereby potentially limiting the precedential effect of the decision on our business. In addition, Congress has considered legislation that would generally limit or prohibit mandatory pre-dispute arbitration in consumer contracts and has adopted such a prohibition with respect to certain mortgage loans and also certain consumer loans to members of the military on active duty and their dependents. Further, the Dodd-Frank Act directs the CFPB to study consumer arbitration and report to Congress and authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. Any such rule would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements).

Any judicial decisions, legislation or other rules or regulations that impair our ability to enter into and enforce pre-dispute consumer arbitration agreements could significantly increase our exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions. Such litigation could have a material adverse effect on our business, results of operations, financial condition and ability to service our debt obligations.

Our insurance coverage limits may be inadequate to cover our liabilities or one or more of our insurance carriers could default on their obligations.

As a result of the liability risks inherent in our line of business, we maintain liability insurance intended to cover various types of property, casualty and other risks. The types and amounts of insurance that we obtain vary from time to time, depending on availability, cost and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insured basis. Our insurance policies are subject to annual renewal. The coverage limits of our insurance policies may not be adequate, and we may not be able to obtain liability insurance in the future on acceptable terms or at all. In addition, our insurance premiums may be subject to increases in the future which may be material. Furthermore, the losses that are insured through commercial insurance are subject to the credit risk of those insurance companies. While we believe our commercial insurance providers are currently credit worthy, we cannot assure you that such insurance companies will remain so in the future. Inadequate insurance coverage limits, increases in our insurance costs or losses suffered due to one or more of our insurance carriers defaulting on their obligations, could have a material adverse effect on our financial condition, results of operations and ability to service our debt obligations.

A significant portion of our revenue is generated by our stores in Georgia, Alabama, Tennessee and South Carolina.

Approximately 28%, 12%, 11% and 8% of our stores are located in Georgia, Alabama, Tennessee and South Carolina, respectively, which accounted for approximately 36%, 16%, 13% and 13% of our revenue, respectively, for the year ended December 31, 2012. As a result, if any of the events noted in these risk factors were to occur in these states, including changes in the regulatory environment or worsening of economic conditions, it could significantly reduce our revenue and cash flow and could have a material adverse effect on our business, results of operations, financial condition and ability to service our debt obligations.

If we lose key management or are unable to attract and retain quality management talent, we may be unable to profitably operate and grow our business.

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

The interests of our Parent’s sole beneficial owner may be different than those of our investors.

Tracy Young is our founder, Chairman of the Board, Chief Executive Officer, President and the sole beneficial owner of our parent holding company, TMX Finance Holdings Inc. As a result, subject to the limitations in the agreements governing our indebtedness, including the indenture governing our senior secured notes, or the “Indenture,” Mr. Young has the ability to control substantially all matters of significance to the Company, including the strategic direction of our business, the election and removal of the managers of TMX Finance LLC, the appointment and removal of our officers, the approval or rejection of a sale, merger, consolidation or other business combination, the issuances of additional equity or debt securities, amendments of our organizational documents, the entering into of related party transactions and the dissolution and liquidation of the Company, regardless of whether the holders of the senior secured notes, or our “bondholders,” believe that any such action is in their best interests.

As a result of Mr. Young’s complete beneficial ownership and control of our Company, his interests could conflict with the interests of our bondholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, Mr. Young’s interests as the sole equity owner of our Parent might conflict with the interests of our bondholders. Mr. Young might also have an interest in pursuing transactions that, in his judgment, could enhance his equity investment, even though such transactions might involve risks to our bondholders. In addition, Mr. Young could cause us to make acquisitions that increase the amount of our indebtedness or sell assets, either of which may impair our ability to make payments under the notes.

Economic recession, unemployment and other factors could result in a reduction in demand for our products and services, and we may be unable to adapt to any such reduction.

Factors that influence demand for our products and services include macroeconomic conditions such as employment, personal income and consumer sentiment. If consumers become more pessimistic regarding the outlook for the economy and therefore spend less and save more, demand for title loans may decline. In addition, weakened economic conditions may result in an increase in loan defaults and loan losses. We can give no assurance that we will be able to sustain our current charge-off rates or that we will not experience increasing difficulty in collecting defaulted loans. Further, in an economic slowdown, we could be required to tighten our underwriting standards, which likely would reduce our loan balances.

Should we fail to adapt to any significant declines in consumers’ demand for our products or services, our revenues could decrease significantly and our operations could be harmed. Even if we do make changes to existing products or services or introduce new products or services to fulfill consumer demand, consumers may resist or may reject such products or services.

We are subject to liabilities for claims related to repossession of automobiles.

We use licensed third-party providers in connection with the repossession of defaulting customers’ automobiles. We typically enter into agreements with these providers in which they indemnify us for all losses related to claims arising from a repossession and warrant that they maintain insurance sufficient to cover such claims and indemnification obligations; however, we do not enter into these agreements with every third-party provider. We are subject to the risk that any third-party provider that we use may not have sufficient insurance to cover such claims or indemnification obligations. In such event, we may be subject to claims of customers related to repossession, which could have an adverse effect on our business.

Disruptions in the credit and capital markets could negatively impact the availability and cost of borrowing.

Borrowed funds represent a significant portion of our capital. We rely on borrowed capital, together with cash flows from operations, to fund our working capital needs, including making title loans. Disruptions in the credit and capital markets, such as those experienced in 2008 and 2009, could adversely affect our ability to obtain cash to make title loans and to refinance existing debt obligations. Efficient access to these markets is critical to our ongoing financial success; however, our future access to the credit and debt capital markets could become restricted due to a variety of factors, including a deterioration of our earnings, cash flow, balance sheet quality or overall business or industry prospects, a sustained disruption or further deterioration in the state of the credit or capital markets or a negative bias toward our industry by market participants. Our ability to obtain additional financing in the future will depend in part upon prevailing credit and capital markets conditions. The credit and capital markets are volatile and a decline in those markets may adversely affect our efforts to arrange additional financing on satisfactory terms. If adequate funds are not available on acceptable terms, we may not be able to make future title loans, take advantage of acquisitions or other opportunities or respond to competitive challenges.

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

The Indenture and Credit Agreement impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

The Indenture and Credit Agreement impose, and future debt agreements may impose, operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•                  incur additional indebtedness unless certain financial tests are satisfied;

•                  issue disqualified capital stock;

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

•                  transfer, sell or acquire assets, including capital stock of our subsidiaries; and

•                  change the business we conduct.

These covenants could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in new business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. A breach of any of these covenants could result in a default with respect to the related indebtedness. If a default occurs, the relevant lenders or holders of such indebtedness could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Acceleration of our other indebtedness could result in a default under the terms of the Indenture and Credit Agreement.

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

Some of these factors are outside of our control. The failure to execute our expansion strategy would adversely affect our ability to expand our business and could materially adversely affect our business, results of operations, financial condition and ability to service our debt obligations.

Our allowance for loan losses and our accrual for losses on loans we process and guarantee for an unconsolidated third-party lender are only estimates and may not be adequate to fully absorb losses.

We maintain an allowance for loan losses for estimated probable losses on our title loans. We also maintain an accrual for losses related to loans we process for an unconsolidated third-party lender that we guarantee. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for factors considered by management in estimating the allowance for loan losses and accrual for losses related to our unconsolidated third-party lender. These reserves are estimates, and if actual losses are greater than our reserves, our results of operations and financial condition could be adversely affected.

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

If we are not successful at entering new businesses or broadening the scope of our existing product and service offerings, we may not achieve our expected growth rate or recoup our investment.

We may enter into new businesses that are adjacent or complementary to our existing businesses and that broaden the scope of our existing product and service offerings. We may not achieve our expected growth if we are not successful in these efforts. In addition, entering into new businesses and broadening the scope of our existing product and service offerings may require significant upfront expenditures that we may not be able to recoup in the future. These efforts may also divert management’s attention and expose us to new risks and regulations which may have a material adverse effect on our business, results of operations, financial condition and ability to service our debt obligations.

In certain states, we rely on third parties to make loans to our customers, and the loss of access to any of these third parties could significantly increase our costs and change the way we operate in these states.

In certain states, particularly including Texas, we operate as a Credit Services Organization and therefore arrange for an unrelated third party to make loans to our customers. There are a limited number of third parties that make these types of loans, and there is significant demand and competition for the services of these third parties. These third parties rely on borrowed funds in order to make consumer loans. If these third parties lose their ability to make loans or become unwilling to make loans and we are unable to find another lending partner, our cost of arranging loans in these states may increase significantly and we could be forced to change the way we operate in these states, which may have a material adverse effect on our financial results, make it difficult to operate profitably in these locations and negatively affect our ability to service our debt obligations.

The lack of availability of an adequate number of hourly employees to run our business could negatively impact our growth, and any increases in wages, benefits or other costs associated with hourly employees could significantly increase our labor costs.

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

Any disruption in the availability or security of our information systems could cause us to lose customers and revenue, subject us to significant liability and cause us to incur significant expense.

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

The success of our business depends to a significant degree upon the protection of our software and other proprietary intellectual property rights. We may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. In addition, competitors could, without violating our proprietary rights, develop technologies that are as good as or better than our technology. Our failure to protect our software and other proprietary intellectual property rights or to develop technologies that are as strong as our competitors’ could put us at a disadvantage to our competitors. Any such failures could have a material adverse effect on our business, prospects, results of operations, financial condition and ability to service our debt obligations.

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

We currently lease all of our locations except one. A significant rise in real estate prices or real property taxes could result in an increase in store lease costs as we open new locations and renew leases for existing locations. Any such increase, especially in Georgia, Texas, Alabama or Tennessee, could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

We have substantial indebtedness. As of December 31, 2012, TMX Finance LLC had approximately $370.5 million of total debt outstanding. Subject to restrictions in the Indenture, we may incur additional indebtedness.

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

•                  our ability to fund a repurchase of our outstanding senior secured notes upon the occurrence of a change of control of the Company or other event as specified in the Indenture may be limited;

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our stores generally range in size from approximately 1,800 to 2,400 square feet. Most of our stores are located in highly visible, accessible locations with arterial roadways that we believe have high daily traffic volume and high concentration of retail users, typically with retailers serving comparable customer bases such as national auto parts and rent-to-own companies. We prefer our stores to be freestanding single tenant buildings, but we also use retail strip shopping center stores, preferably on an end unit or with a bay with high road visibility. We believe that our stores provide a welcoming, personal environment for conducting our business. .

All but one of our stores are leased, with typical lease terms of five years and two options to renew at the end of the lease, with an average gross monthly rent of $3,800. Our leases usually require that we pay all maintenance costs, insurance costs and property taxes.

The following table shows the composition of our store network at December 31, 2012:

State	Store Count
Alabama	124
Arizona	62
Florida	2
Georgia	290
Illinois	48
Mississippi	3
Missouri	67
Nevada	26
South Carolina	81
Tennessee	109
Texas	161
Virginia	62

Total	1,035

We believe that our facilities, equipment, furniture and fixtures are in good condition and well maintained and that our facilities are sufficient to meet our present needs.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in a number of active lawsuits, including the legal proceeding discussed below as well as a number of routine litigation and administrative proceedings arising in the ordinary course of business. Due to the uncertainty surrounding the litigation process, except for those matters for which an accrual has been provided, we are unable to reasonably estimate the probability of an unfavorable outcome or the range of loss, if any, at this time in connection with these proceedings. While the outcome of many of these matters is currently not determinable, we believe we have meritorious defenses to the claims in these proceedings and that the ultimate cost to resolve these matters will not have a materially adverse effect on our consolidated financial position, results of operations or cash flows.

Justin Johnson, et al v. TitleMax of Missouri, Inc. (f/k/a Mignon Norfolk, et al v. TitleMax of Missouri, Inc.)

On February 10, 2011, Mignon Norfolk filed a putative class action lawsuit in the Circuit Court of Jefferson County, Missouri against TitleMax of Missouri, Inc., or “TMM,” and a TMM District Manager. On July 27, 2012, the named plaintiff changed from Mignon Norfolk to Justin Johnson. The complaint alleges, among other things, that TMM failed to pay certain employees overtime compensation as required by Missouri law. The plaintiff seeks, among other things, a judgment for an amount equal to plaintiff’s unpaid compensation, as well as liquidated damages. The litigation is currently in the discovery phase, and it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this action.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Tracy Young, the founder, Chairman of the Board, Chief Executive Officer and President of TMX Finance LLC, is the sole beneficial owner of the common stock of TMX Finance Holdings Inc., which owns all 100 of the outstanding limited liability company interests in TMX Finance LLC. There is no established public trading market for common equity of TMX Finance Holdings Inc. or TMX Finance LLC. For information about cash dividends paid by TMX Finance LLC for the past two fiscal years (including certain restrictions that limit the payment of dividends), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial data for the Company as of and for the fiscal years ended December 31, 2012, 2011, 2010, 2009 and 2008. The financial information for the years ended December 31, 2012, 2011 and 2010, and as of December 31, 2012 and 2011, has been derived from our audited financial statements included elsewhere in this report. The financial information for the years ended December 31, 2009 and 2008, and as of December 31, 2010, 2009, and 2008, has been derived from our audited financial statements not included in this report.

The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Statements of Income Data:
Interest and fee income	$656,755	$505,865	$389,449	$312,022	$262,635
Provision for loan losses	(144,749)	(99,542)	(63,932)	(51,184)	(45,318)

Net interest and fee income	512,006	406,323	325,517	260,838	217,317

Costs, expenses and other:
Salaries and related expenses	201,899	159,201	116,090	90,234	78,046
Occupancy costs	64,727	48,556	34,939	33,366	32,698
Depreciation and amortization (1)	17,210	13,813	10,353	9,027	8,670
Advertising	22,227	15,512	10,243	6,206	13,242
Other operating and administrative expenses	77,469	58,696	41,407	33,720	30,345
Interest expense, net (2)	49,293	42,610	26,251	11,674	13,286

Total expenses	432,825	338,388	239,283	184,227	176,287

Income from continuing operations before reorganization items	79,181	67,935	86,234	76,611	41,030

Reorganization items (3)	—	—	4,548	6,655	—

Income before discontinued operations	79,181	67,935	81,686	69,956	41,030
(Loss) gain from discontinued operations (4)	—	—	—	145	(2,184)

Net income	79,181	67,935	81,686	70,101	38,846
Net income (loss) attributable to noncontrolling interests	19	(1,627)	(1,906)	(4,031)	(1,977)

Net income attributable to member’s equity	$79,162	$69,562	$83,592	$74,132	$40,823

	Year Ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Non-GAAP Financial Measures (5) (unaudited):
Net income	$79,181	$67,935	$81,686	$70,101	$38,846
Interest expense, net	49,293	42,610	26,251	11,674	13,286
Taxes	948	638	1,917	756	13
Depreciation and amortization	17,210	13,813	10,353	9,027	8,999

EBITDA	$146,632	$124,996	$120,207	$91,558	$61,144

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$90,794	$38,141	$53,585	$27,008	$10,188
Title loans receivable	577,172	490,093	360,325	282,917	232,450
Allowance for loan losses	(94,561)	(73,103)	(52,048)	(40,280)	(29,885)
Unamortized loan origination costs	3,716	2,829	2,139	1,160	1,251

Title loans receivable, net	486,327	419,819	310,416	243,797	203,816
Total assets	767,783	604,748	470,331	338,763	283,648
Total debt	395,454	346,054	273,401	178,353	193,884
Total liabilities	456,795	408,410	329,195	207,489	208,550
Member’s equity	318,365	202,484	145,876	133,198	73,904
Member’s equity and noncontrolling interests	310,988	196,338	141,136	131,274	75,098

Statement of Cash Flow Data:
Net cash provided by operating activities	$222,321	$175,159	$176,211	$144,225	$105,208
Net cash used in investing activities	(254,528)	(246,453)	(154,651)	(95,964)	(75,120)
Net cash provided by (used in) financing activities	84,860	55,850	5,017	(31,441)	(28,120)

(1)                  Represents depreciation and amortization of property and equipment.

(2)                  Includes amortization of debt issuance costs and discount/premium of $3,481, $3,633, $2,035, $1,210 and $3,144 for the fiscal years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(3)                  Reorganization items refer to expenses incurred in connection with our reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code. See Note 16 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” These items include professional fees and interest earned on accumulated cash resulting from the Chapter 11 proceeding.

(4)                 References to discontinued operations relate to payday-lending subsidiaries that were discontinued in April 2008 and had no activity in the fiscal years ended December 31, 2012, 2011 or 2010.

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

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs but that also involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Please see “Forward-Looking Statements” and “Item 1A. Risk Factors” for discussions of the uncertainties, risks and assumptions associated with these statements.

Company Overview

We are a privately-owned automobile title-lending company with 1,035 company-owned stores in 12 states as of December 31, 2012. We serve individuals who generally have limited access to consumer credit from banks, thrift institutions, credit card lenders and other traditional sources of consumer credit. We provide our customers with access to loans secured by a lien on the customers’ automobiles while allowing the customers to retain use of the vehicles during the term of the loans. As of December 31, 2012, we served more than 470,000 customers and had approximately $577.2 million in title loans receivable. We believe that we are the largest automobile title lender in the United States based on title loans receivable.

Our business provides a simple, quick and confidential way for consumers to meet their liquidity needs. We offer title loans in amounts ranging from $100 to $5,000 at rates that we believe, based on market research, are up to 50% less than those offered by other comparable title lenders, with an average loan size of approximately $1,300. Our title loans do not impact our customers’ credit ratings as we do not run credit checks on our TitleMax and TitleBucks customers, and we do not make negative credit reports if we are unable to collect loan balances.

We conduct business in Texas and certain other states through wholly-owned subsidiaries, each of which is registered in the applicable state as a Credit Services Organization, or “CSO.” These CSOs have entered into credit services organization agreements, or “CSO Agreements,” with third-party lenders, or the “CSO Lenders,” that make the loans to our customers. The CSO Agreements govern the terms by which we perform servicing functions and refer customers to the CSO Lenders for a possible extension of a loan. We process loan applications and commit to reimburse the CSO Lenders for any loans or related fees that are not collected from those customers.

Our growth strategy includes increasing our title loans receivable in our existing stores, opening new stores in existing markets and expanding our store base into new markets with favorable characteristics. We seek to develop and maintain a large presence in each of the markets in which we operate. Our strategy has enabled consistent growth throughout the Company’s history that has included fluctuating market conditions.

During the year ended December 31, 2012, we continued to execute our growth strategy and opened or acquired 281 new stores while closing only two stores. The new stores opened include 84 in Texas, 49 in Arizona, 36 in Virginia and 62 in Georgia (48 of which were opened under the InstaLoan brand). For the year ended December 31, 2012, the Company had revenues of $656.8 million, an increase of $150.9 million or 29.8%, and net income of $79.2 million, an increase of $11.3 million or 16.6%, from the corresponding results for the year ended December 31, 2011. The increase in net income for 2012 compared to 2011 was the result of strong same-store performance and several of our newer stores becoming profitable, partially offset by costs related to the addition of the new stores discussed above and an increase in our net charge-off rates.

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

The following table reflects our results as measured by these KPIs:

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Originations	$794,159	$627,485	$441,222
Average originations per store	910	930	785
Total title loans receivable	577,172	490,093	360,325
Average title loans receivable per store	662	648	611
Net charge-offs as a percent of originations	15.1%	12.3%	11.8%

In addition, we closely monitor same-store interest and fee income. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. The following summarizes the Company’s same-store interest and fee income for the fiscal years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Interest and fee income	$552,692	$483,285	$385,160
Interest and fee income growth	14.4%	25.3%	29.1%
Number of stores open more than 13 months	611	554	540

Results of Operations

Store Software System

In May 2012, our new proprietary store software system, which is used in approximately 21.4% of our stores as of December 31, 2012, incurred significant service outages. These outages caused us to review the status of the system as a long-term solution for our existing and future stores. Based on this review, we initially determined and announced that we would discontinue further development of the system and write-off the related capitalized costs. However, after the service outages in May, we stabilized the platform and obtained vendor quotes to correct technical deficiencies. Based on this additional information, we decided to reevaluate whether we will continue development of the proprietary system or purchase a new packaged software system to meet our future needs. This evaluation remains on-going. We determined that we are not required to record an impairment charge related to our proprietary store software during the year ended December 31, 2012 because the undiscounted future cash flows from the asset group are greater than the carrying amount. However, depending on the outcome of our full evaluation, it is reasonably possible that we could decide to implement a different store software system and discontinue the development of our proprietary system. This decision could result in a one-time, non-cash expense that could range from $13.0 million to $18.0 million.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Interest and fee income

Interest and fee income was $656.8 million for 2012 compared to $505.9 million for 2011. The increase of $150.9 million, or 29.8%, was primarily due to the addition of a significant number of new stores over the last 12 months and strong same-store performance. Interest and fee income from stores open less than 13 months increased $81.5 in 2012 compared to 2011 and accounted for 54% of the total increase in 2012. Same-store interest and fee income increased $69.4 million, or 14.4%, for 2012 compared to 2011. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income.

Provision for loan losses

Our provision for loan losses was $144.7 million for 2012 compared to $99.5 million for 2011, an increase of $45.2 million, or 45.4%. The provision for loan losses is based on loan loss experience, contractual delinquency of title loans receivable, economic and other qualitative considerations and management’s judgment. Approximately $12.0 million of the increase relates to a 26.6% increase in loan originations, and the remaining increase of $33.2 million was due to an increase in our loan loss charge-off rate. Net charge-offs as a percent of originations increased to 15.1% for 2012 from 12.3% for 2011. The net charge-offs and originations include loans made by our CSO Lenders that we guarantee. Our net charge-off rate has increased during the last twelve months, due primarily to the addition of a significant number of new stores and rapid loan growth. During this period, we have worked to manage our charge-offs in the face of the significant increase in new stores and loan volume and we will continue to monitor net charge-off rates and make adjustments as necessary to maximize loan portfolio growth and long-term profitability.

Costs, expenses and other

Salaries and related expenses

Salaries and related expenses were $201.9 million for 2012 compared to $159.2 million for 2011. This represents an increase of $42.7 million, or 26.8%. This increase was mostly due to growth-related increases in headcount, primarily related to operational personnel necessary to service the higher volume of loans and as a result of opening new stores. Also contributing to the increase was higher corporate headcount, primarily in the areas of operations, construction and real estate. In addition, a significant portion of our operations employees’ compensation is incentive-based, which increased $12.1 million due to higher profitability at the store, district and regional levels.

Occupancy costs

Occupancy costs were $64.7 million for 2012 compared to $48.6 million for 2011. This increase of $16.1 million, or 33.1%, was primarily due to increases in rent, utilities, and maintenance costs associated with opening new stores as well as expanding corporate office space.

Depreciation and amortization

Depreciation and amortization for 2012 was $17.2 million compared to $13.8 million for 2011. The increase of $3.4 million, or 24.6%, was primarily attributable to remodeling and relocating stores, fitting out new stores and expanding corporate office space.

Advertising

Advertising expense for 2012 was $22.2 million compared to $15.5 million for 2011. The increase of $6.7 million, or 43.2%, was primarily due to increased internet advertising and online lead generation related to our upgraded website.

Other operating and administrative expenses

Other operating and administrative expenses for 2012 were $77.5 million compared to $58.7 million for 2011. The increase of $18.8 million, or 32.0%, was primarily attributable to growth-related increases in costs associated with collateral collection, technology services and office supplies and postage.

Interest expense, net, including amortization of debt issuance costs

Interest expense, net, including amortization of debt issuance costs, was $49.3 million for 2012 compared to $42.6 million for 2011. This represents an increase of $6.7 million, or 15.7%. During 2012, we incurred $4.4 million of additional interest compared to 2011 on $60.0 million aggregate principal amount of our 13.25% senior secured notes issued on July 22, 2011. We also incurred interest of $1.3 million in the second half of 2012 on our $25.0 million revolving line of credit obtained on June 27, 2012. Also contributing to the increase in interest expenses was an increase in notes payable issued by TMX Finance LLC and our consolidated CSO Lenders. We expect interest expense to increase in the future relative to prior periods due to the higher average outstanding debt balance.

Net income

As a result of the above factors, net income was $79.2 million for 2012, an increase of 16.6% over net income of $67.9 million for 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Interest and fee income

Interest and fee income was $505.9 million for 2011 compared to $389.4 million for 2010. The increase of $116.5 million, or 29.9%, is primarily due to strong same-store performance as customers turned more to title lending because of a contraction of credit from other sources. Same-store interest and fee income increased $101.2 million, or 26.3%, for the year ended December 31, 2011 compared to the same period in 2010. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. Interest and fee income also was higher in the year ended December 31, 2011 due to an increase of approximately $15.3 million from stores open less than 13 months. The increase from stores open less than 13 months accounted for 13% of the total increase in interest and fee income.

Provision for loan losses

Our provision for loan losses was $99.5 million for 2011 compared to $63.9 million for 2010. The provision increased $35.6 million, or 55.7%. Approximately $15.0 million of the increase relates to the 29.9% increase in loan originations, and the remaining increase of $20.6 million was due to an increase in our loan loss charge-off rate. Net charge-offs as a percent of originations increased to 12.3% for the year ended December 31, 2011 from 11.8% for the comparable period in 2010. The increase in our net charge-off rate was a result of a shift toward growth in our store management incentive plans, which led to an increase in loan originations.

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

Interest expense, net, including amortization of debt issuance costs

Interest expense, net, including amortization of debt issuance costs, was $42.6 million for 2011 compared to $26.3 million for 2010. This represents an increase of $16.3 million, or 62.0%. During 2011, we incurred $15.6 million of additional interest compared to 2010 on the $250.0 million aggregate principal amount of our 13.25% senior secured notes issued on June 21, 2010. In addition, during 2011, we incurred interest of $3.5 million on $60.0 million aggregate principal amount of our 13.25% senior secured notes issued on July 22, 2011. These increases were partially offset by interest incurred in 2010 on our term loan at the default rate during our bankruptcy proceedings

Reorganization items

There were no reorganization items in 2011 compared to $4.5 million for 2010. On June 16, 2011, the final Chapter 11 decree closing the bankruptcy case was signed and filed with the court. See Note 16 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Net income

As a result of the above factors, net income was $67.9 million for 2011 compared to $81.7 million for 2010.

Liquidity and Capital Resources

We manage our liquidity and capital positions to satisfy several objectives. Near-term liquidity is managed to ensure adequate working capital is available to fund seasonal growth in loans and related interest receivable in an amount that exceeds increases in accounts payable and accrued expenses. Growth in working capital is driven by demand for our loan products and is funded on a near-term basis through operating cash flows without the need for reliance on other sources. Long-term capital needs are managed by assessing the growth capital needs of the Company and balancing those needs against the available internal and external capital resources. Long-term capital needs have historically been funded through credit facilities and issuances of debt securities. We manage the risk that we may not be able to refinance our debt securities through proper timing of refinancing transactions ahead of scheduled maturities and, to a lesser extent, as market conditions permit.

Our principal sources of near-term liquidity are cash on hand, working capital, cash flows from operations and borrowings under our new $25.0 million secured revolving credit facility described below. Cash and cash equivalents were $90.8 million at December 31, 2012 as compared to $38.1 million at December 31, 2011.

In June 2010 and July 2011, we issued $250.0 million and $60.0 million, respectively, of senior secured notes due 2015. These senior secured notes, or “the Notes,” were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, or the “Securities Act,” and to non-U.S. persons outside of the United States in compliance with Regulation S under the Securities Act.

The indenture governing our Notes, or the “Indenture,” limits our ability to incur additional indebtedness. However, we were permitted to obtain a $25.0 million senior secured revolving loan facility that is equal in priority with the Notes. In June 2012, we entered into a credit agreement, or the “Credit Agreement,” to obtain a senior secured revolving credit facility of up to $25.0 million, or the “Revolving Credit Facility,” that matures June 15, 2015. Subject to certain exceptions, the obligations under the Revolving Credit Facility are fully and unconditionally guaranteed by TMX Finance LLC, TitleMax Finance Corporation and each of their existing and future domestic subsidiaries. The Revolving Credit Facility and the guarantees rank equal in right of payment with the Notes. The Credit Agreement contains certain covenants that are substantially similar to those in the Indenture. The Credit Agreement also contains a financial covenant that requires the maintenance of a minimum earnings to fixed charge ratio of 2:1.

The Indenture and Credit Agreement permit us to incur additional debt as long as the new debt does not cause us to maintain less than a 3:1 earnings to fixed charge ratio, as defined in the Indenture. In addition, if our earnings to fixed charge ratio is below 3:1, we are permitted to incur up to $10.0 million of additional indebtedness and an incremental $25.0 million of guarantees under our CSO Agreements. As of December 31, 2012, our earnings to fixed charge ratio was below 3:1. We may seek to draw on the additional permitted sources of borrowing in the foreseeable future to continue to facilitate our growth strategy. For a description of our outstanding borrowings, see “—Other Indebtedness.”

Additional covenants in the Indenture and Credit Agreement restrict, among other things, our ability to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indenture, engage in mergers or consolidations, change the business we conduct, engage in certain transactions with affiliates and make distributions to the Sole Shareholder. Such restrictions, together with our highly leveraged nature, could limit our ability to respond to changing market conditions, fund our capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

We are in compliance with the covenants in the Indenture as of December 31, 2012. The Indenture requires us to maintain an earnings to fixed charge ratio above 3:1 for us to incur additional indebtedness, including the issuance of guarantees under our CSO Agreements. We do not anticipate a significant decline in demand for our products and services, but any such decline or other unexpected changes in financial condition could cause our earnings to fixed charge ratio to remain below 3:1 for an extended period of time. If we are unable to incur additional indebtedness for growth in our CSO operations, our net income may decrease due to impairment of assets and less revenue from CSO operations, which could adversely affect our ability to obtain new credit under favorable terms. To the extent that we experience short-term or long-term funding disruptions, we have the ability to address these risks through various means, including adjustments to short-term lending to customers, reductions in capital spending, reductions in expenses and potential equity contributions from our Parent, all of which could be expected to generate additional liquidity.

To the extent permitted by the Indenture and Credit Agreement, we expect to make periodic distributions to our Parent in amounts sufficient to pay some or all of the taxes due on the Company’s items of income, deductions, losses and credits which have been allocated for reporting on the Sole Shareholder’s income tax return. We may also make distributions to our Parent in addition to those required for personal income taxes. Total distributions were approximately $23.3 million, $13.0 million and $75.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The 2012 amount includes distributions of approximately $0.5 million by our consolidated CSO Lenders. The 2011 amount includes a noncash distribution of approximately $0.3 million related to leasehold improvements in store location properties sold by TY Investments, LLC, which is owned by the Sole Shareholder. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Real Estate Leases. We anticipate making distributions to the Parent for estimated income taxes for 2012 totaling approximately $23.0 to $26.0 million. At December 31, 2012, the availability of permitted distributions for purposes other than estimated income tax payments was approximately $5.0 million (calculated net of an estimate for income taxes).

The Indenture requires us, in the first quarter of each year, to make “excess cash flow offers” (as defined in the Indenture) to all holders of Notes to purchase the maximum principal amount of Notes that may be purchased with the lesser of $30.0 million or 75% of our excess cash flow (as defined in the Indenture) for the applicable fiscal year. We made an excess cash flow offer in March 2012 at 102% of the principal amount of the Notes, but no holders of the Notes accepted the offer. We will make another excess cash flow offer in March 2013 at 102% of the principal amount of the notes. An investment banking firm makes a market for our Notes and the volume of transactions is relatively small. Historically, the market price for our Notes based on the limited trading that occurs has been well above the price we must offer in the excess cash flow offer. Therefore, we do not expect a significant amount of cash to be used to fund the 2013 excess cash flow offer.

In May 2010, the IRS initiated an examination of the income tax return of TitleMax of Georgia, Inc., or “TMG.” The examination was expanded to cover all of the Company’s wholly-owned subsidiaries and TitleMax Aviation, or “Aviation,” an entity owned by our Parent that we consolidate because we have determined it is a variable interest entity of which we are the primary beneficiary. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Airplane Payments.” The IRS completed its fieldwork and issued its report in April 2011. We paid approximately $0.9 million in 2011 for agreed adjustments related to the IRS examination. We successfully contested other proposed adjustments, and the examination was closed in September 2012.

In November 2010, we acquired an aircraft for $17.5 million that satisfied the requirements of Section 1031 of the Internal Revenue Code to complete the like-kind exchange for an aircraft we sold in May 2010. The purchase of the aircraft was funded by notes payable to the Sole Shareholder. In February 2011, these notes were refinanced into one note payable to the Sole Shareholder with a principal balance of $17.4 million bearing interest at 10%. In December 2011, this note was refinanced into two notes payable to the Sole Shareholder. As of December 31, 2012, these notes have principal balances of $11.4 million and $5.4 million and bear interest at 5.12% and 10%, respectively. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Airplane Payments.”

In July 2012, the Sole Shareholder made an equity contribution of $14.0 million to the Company. In November 2012, the Parent made an equity contribution of $44.8 million to the Company. The November 2012 contribution was funded by proceeds from the sale of $100 million of 11.0% PIK Notes due October 15, 2015, or the “PIK Notes,” by the Parent to unrelated parties. Under the terms of the indenture governing the PIK Notes, interest on the PIK Notes is payable in cash to the extent distributions are available under the terms of the indenture governing the Company’s Notes. If distributions are not permitted under the terms of the indenture governing the Company’s Notes, the Parent may issue additional PIK notes in a principal amount to satisfy the interest due. Distributions from the Company to the Parent, when permitted, will provide the primary means for the Parent to make any cash interest payments on the PIK Notes. The maximum potential amount of distributions for purposes of funding the Parent’s interest payments is $11.0 million for each of the years ending December 31, 2013, 2014 and 2015.

Cash flows from operating activities

Net cash provided by operating activities was $222.3 million for 2012 compared to $175.2 million for 2011. The increase of $47.1 million, or 26.9%, was due to an $11.3 million increase in net income, as well as a $35.8 million increase in adjustments to reconcile net income to cash provided by operating activities. The increase in adjustments to reconcile net income to cash provided by operating activities was primarily driven by a $45.2 million increase in the provision for loan losses, which resulted from increased demand for our loan products and an increase in our net charge-off rate, as well as a $3.4 million increase in depreciation and amortization expense. These increases were partially offset by decreases in cash from changes in other assets and accounts payable. The decrease in cash from changes in other assets was primarily attributable to $7.1 million more cash used for deposits related to our unconsolidated CSO Lender and an increase of $4.1 million in prepaid expenses. The decrease in cash from changes in accounts payable was due to timing of payments.

Cash flows from investing activities

Net cash used in investing activities was $254.5 million for 2012 compared to $246.5 million for 2011. The increase of $8.0 million, or 3.2%, was primarily attributable to an $8.7 million increase in capital expenditures and a $5.3 million increase in net title loan originations. The increase in capital expenditures was related to ongoing projects to upgrade our technology and to manage our store portfolio through remodels or movement of locations, fitting out new stores and installing new signs. These increases were partially offset by $8.0 million of cash paid for acquisitions during 2011.

Cash flows from financing activities

Net cash provided by financing activities for 2012 was $84.9 million compared to $55.9 million for 2011. The increase of $29.0 million, or 51.9%, was primarily the result of proceeds of $58.8 million from equity contributions and $25.0 million from the

Revolving Credit Facility in 2012 compared with proceeds of $64.2 million from the Notes issued in 2011. Also contributing to the increase in cash provided by financing activities was a decrease of $11.8 million in repayments of notes payable and capital leases.  These increases were partially offset by a $10.6 million increase in cash used for distributions.

Other Indebtedness

As of December 31, 2012, we have $57.0 million of notes payable in the aggregate, consisting of one unsecured note payable to a bank, three unsecured notes payable to other unrelated entities, three unsecured notes payable to the Sole Shareholder and several notes payable to third parties issued by our two consolidated CSO Lenders.

The note payable to a bank and the three notes payable to the Sole Shareholder are payable by Aviation. The note payable to a bank has a principal balance of $0.4 million as of December 31, 2012 and incurs interest at 4.4%. The three notes payable to the Sole Shareholder are in the amounts of $11.4 million, $5.4 million and $2.8 million as of December 31, 2012. The $11.4 million note has a fixed interest rate of 5.12% and is payable in monthly installments of $104,000, including interest and principal, with a final payment of $8.4 million due in December 2016. The $5.4 million note has a fixed interest rate of 10% payable monthly, with the full principal amount due in December 2015. The $2.8 million note is collateralized by an aircraft owned by Aviation and guaranteed by the Company. This note has a fixed interest rate of 6.35% and is payable in monthly installments of $35,000, including interest and principal, with a final payment of $2.1 million due in October 2015.

The three notes payable to other unrelated entities are in the amounts of $6.0 million, $5.0 million and $1.0 million as of December 31, 2012. Each of these notes bears interest at 13% with interest payable monthly. The principal amount of each of these notes is due in July 2013, although the $5.0 million note and the $1.0 million note may be extended for up to one additional year at our sole discretion.

As of December 31, 2012, our consolidated CSO Lenders had outstanding a total of $25.0 million of notes payable to third parties. One consolidated CSO Lender had 41 notes due in 2013 that bear interest ranging from 10% to 15% and are secured by the assets of the consolidated CSO Lender. These notes allow the consolidated CSO Lender to take one or more draws up to a total maximum principal of $17.1 million. As of December 31, 2012, a total of $14.1 million was drawn under these notes. As of December 31, 2012, the other consolidated CSO Lender had 22 unsecured notes due in 2013 that bear interest ranging from 12% to 14% and allow draws up to a total maximum principal of $11.9 million. As of December 31, 2012, a total of $10.9 million was drawn under these notes. Each of these notes has an automatic annual renewal provision.

Management believes that our available short-term and long-term capital resources will be sufficient to fund our anticipated cash requirements, including working capital requirements, capital expenditures, scheduled principal and interest payments, payments pursuant to any excess cash flow offers and income tax obligations of our Sole Shareholder, for at least the next 12 months.

Capital Expenditures

Capital expenditures as of December 31, 2012, 2011 and 2010 were $40.3 million, $32.0 million and 18.6 million, respectively, which we used to open new stores and develop our software systems. We do not have any material capital expenditure commitments as of December 31, 2012. However, we will continue to open additional stores and further improve our software systems, which will require ongoing capital expenditures.

Contractual Payment Obligations

The following table summarizes our material contractual payment obligations, including periodic interest payments, as of December 31, 2012. These contractual requirements include payments required for our debt obligations, operating leases and contractual purchase obligations.

	Payments due by December 31,
(in thousands)	Total	2013	2014	2015	2016	2017	Thereafter
Senior secured notes(1)	$433,225	$41,075	$41,075	$351,075	$—	$—	$—
Revolving credit facility	31,966	2,535	2,535	26,896	—	—	—
Notes payable	13,400	13,004	47	47	47	255	—
Notes payable issued by consolidated CSO Lenders	26,620	26,620	—	—	—	—	—
Notes payable to Sole Shareholder	29,264	2,771	3,340	11,317	11,836	—	—
Obligations under capital leases	3,105	261	267	272	277	283	1,745
Obligations under operating leases	206,998	46,333	41,862	36,039	27,741	17,806	37,217
Total	$744,578	$132,599	$89,126	$425,646	$39,901	$18,344	$38,962

(1) The Indenture requires us to make excess cash flow offers in the first quarter of each year for the lesser of $30 million or 75% of our excess cash flow (as defined in the Indenture). The contractual payments shown in the table do not include the effects of any such excess cash flow payments as the amounts, if any, are not presently determinable.

Seasonality

Our business is seasonal due to fluctuating demand for our title loans during the year. Historically, we have experienced our highest demand in the fourth quarter of each fiscal year, with approximately 30% of our annual originations occurring in this period. Also, we have historically experienced a reduction of 9% to 15% in our title loans receivable in the first quarter of each fiscal year, primarily associated with our customers’ receipts of tax refund checks. Accordingly, we typically experience a higher use of cash in the fourth quarter while generating more cash in the first quarter (exclusive of any other capital usage). Due to the seasonality of our business, results of operations for any fiscal quarter are not necessarily indicative of the results of operations that may be achieved for the full fiscal year or any future period.

Critical Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience, empirical data and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ using different estimates or under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant estimates, assumptions and judgments used in the preparation of its consolidated financial statements. The development and selection of these critical accounting policies and the related summaries of them below have been reviewed with the Board of Managers of the Company.

Allowance for Loan Losses and Accrual for CSO Lender Loan Losses

The most significant estimates made in the preparation of our accompanying consolidated financial statements are the determination of an allowance for loan losses and an accrual for losses related to loans we process for our unconsolidated CSO Lender. The allowance for loan losses and accrual for loan losses related to our unconsolidated CSO Lender represent management’s estimate of losses on title loans receivable and loans processed for our unconsolidated CSO Lender that we guarantee under CSO Agreements. These estimates are based on an analytical model that contemplates several factors, including historical delinquencies, charge-offs and recovery rates. Additional factors, such as length of time stores have been open in a state, relative mix of new stores within a state and other relevant factors, are evaluated on a periodic basis to determine the adequacy of the reserve. Based on the results of this analytical model, we record an allowance for loan losses on our consolidated balance sheets. In addition, we record a liability for estimated losses related to the guaranteed loans owned by our unconsolidated CSO Lender in accounts payable and accrued expenses on our consolidated balance sheets. Loans that are deemed to be uncollectible are charged-off against the allowance when they become 61 days contractually past due. Recoveries on losses previously charged to the allowance are credited to the allowance when collected. For the years ended December 31, 2012 and 2011, if default rates had been 2.5% higher or lower, the allowance for loan losses would have changed by approximately $14.4 million and $12.2 million, respectively.

Income Recognition

Interest and fee income is recognized using the interest method. Accrual of interest and fee income on title loans receivable is discontinued when no payment has been received for 35 days or more. Effective October 1, 2009, management changed its accounting estimate related to the suspension of interest and fee income. Prior to this date, accrual of interest and fee income on title loans receivable ceased when no payment was received for 30 days or more pursuant to contractual terms. Based on additional information and analysis of customer trends, management determined that the likelihood of receiving a payment from a customer diminishes when no payment is received for 35 days. The accrual of income is not resumed until the account is less than five days past due on a contractual basis, at which time management considers collectability to be probable.

Recent Accounting Standards

In October 2012, the Financial Accounting Standards Board, or the “FASB,” issued ASU 2012-04 to provide technical corrections and improvements to a wide range of Topics in the Accounting Standards Codification, including conforming amendments related to fair value measurements. The amendments in this guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements with Unconsolidated CSO Lender

Under the terms of the CSO Agreements with non-exclusive third-party lenders, we are contractually obligated to reimburse the lenders for the full amounts of the loans and certain related fees that are not collected from the customers. In certain cases, the lenders sell the related loans, and our obligation to reimburse for the full amounts of the loans and certain related fees that are not collected from the customers extends to the purchasers. As of December 31, 2012, the total amount of loans and related fees guaranteed by us was approximately $26.9 million. The value of the related liability at December 31, 2012 was approximately $4.6 million and is included in accounts payable and accrued expenses on the consolidated balance sheets and provision for loan losses on the consolidated statements of income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any financial instruments that expose it to material cash flow or earnings fluctuations as a result of market risks.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Sole Member

TMX Finance LLC and Affiliates

We have audited the accompanying consolidated balance sheets of TMX Finance LLC and Affiliates (collectively the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, member’s equity and noncontrolling interests, and cash flows for the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMX Finance LLC and Affiliates as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Raleigh, North Carolina
March 27, 2013

TMX FINANCE LLC

AND AFFILIATES

Consolidated Balance Sheets

December 31, 2012 and 2011

(in thousands)

	2012	2011
Assets
Cash and cash equivalents	$90,794	$38,141

Title loans receivable	577,172	490,093
Allowance for loan losses	(94,561)	(73,103)
Unamortized loan origination costs	3,716	2,829
Title loans receivable, net	486,327	419,819

Interest receivable	38,055	31,517
Property and equipment, net	95,239	72,571
Debt issuance costs, net of accumulated amortization of $9,526 and $5,445 as of December 31, 2012 and December 31, 2011, respectively	10,570	14,042
Goodwill	5,975	5,975
Intangible assets, net	—	140
Note receivable from Sole Shareholder	1,077	1,549
Other assets	39,746	20,994
Total Assets	$767,783	$604,748

Liabilities and Equity
Senior secured notes, net	$311,519	$312,120
Revolving credit facility	25,000	—
Notes payable	37,336	11,370
Notes payable to related parties	19,628	20,512
Obligations under capital leases	1,971	2,052
Accounts payable and accrued expenses	61,341	62,356
Total Liabilities	456,795	408,410
Commitments and contingencies (Notes 13 and 14)
Member’s equity and noncontrolling interests:
Total member’s equity (with retained earnings of $243,835 and $186,704 at December 31, 2012 and December 31, 2011, respectively)	318,365	202,484
Noncontrolling interests	(7,377)	(6,146)
Total member’s equity and noncontrolling interests	310,988	196,338
Total Liabilities and Equity	$767,783	$604,748

See notes to consolidated financial statements.

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Income

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	2012	2011	2010
Interest and fee income	$656,755	$505,865	$389,449
Provision for loan losses	(144,749)	(99,542)	(63,932)
Net interest and fee income	512,006	406,323	325,517

Costs, expenses and other:
Salaries and related expenses	201,899	159,201	116,090
Occupancy costs	64,727	48,556	34,939
Depreciation and amortization	17,210	13,813	10,353
Advertising	22,227	15,512	10,243
Other operating and administrative expenses	77,469	58,696	41,407
Interest, including amortization of debt issuance costs	49,293	42,610	26,251
Total expenses	432,825	338,388	239,283
Income before reorganization items	79,181	67,935	86,234

Reorganization items:
Professional fees	—	—	4,548
Net income	79,181	67,935	81,686
Net income (loss) attributable to noncontrolling interests	19	(1,627)	(1,906)
Net income attributable to member’s equity	$79,162	$69,562	$83,592

See notes to consolidated financial statements.

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Member’s Equity and Noncontrolling Interests

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	Member’s Equity	Noncontrolling Interests	Total Member’s Equity and Noncontrolling Interests
Balance, December 31, 2009	$133,198	$(1,924)	$131,274
Net income (loss)	83,592	(1,906)	81,686
Contributions	3,146	420	3,566
Distributions	(74,060)	(1,330)	(75,390)

Balance, December 31, 2010	145,876	(4,740)	141,136
Net income (loss)	69,562	(1,627)	67,935
Consolidation of variable interest entities	—	221	221
Distributions	(12,954)	—	(12,954)

Balance, December 31, 2011	202,484	(6,146)	196,338
Net income	79,162	19	79,181
Contributions	58,750	—	58,750
Distributions	(22,031)	(1,250)	(23,281)

Balance, December 31, 2012	$318,365	$(7,377)	$310,988

See notes to consolidated financial statements.

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	2012	2011	2010
Cash Flows from Operating Activities
Net income	$79,181	$67,935	$81,686
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	144,749	99,542	63,932
Depreciation and amortization	17,210	13,813	10,353
Amortization of discount, premium, debt issuance and upfront lease costs	3,832	3,887	2,230
Amortization of acquired intangibles	140	160	—
Net loss on disposal of property and equipment	427	128	264
Loss on disposal of aircraft held for sale, net of selling expenses	—	—	13
Changes in assets and liabilities:
Interest receivable	(6,538)	(8,082)	(7,462)
Other assets	(14,778)	(7,288)	(1,256)
Net change in loan origination costs	(887)	(690)	(979)
Accounts payable and accrued expenses	(1,015)	5,754	27,430
Net cash provided by operating activities	222,321	175,159	176,211

Cash Flows from Investing Activities
Net title loans originated	(210,370)	(205,098)	(129,572)
Payments for acquisitions, net of cash acquired	—	(8,032)	(400)
Purchase of property and equipment	(41,128)	(32,409)	(18,713)
Proceeds from disposal of property and equipment	823	399	112
Proceeds from sale of aircraft held for sale, net of selling expenses	—	—	12,700
Purchase of aircraft	—	—	(17,657)
(Increase) decrease in restricted cash	(4,325)	(3,525)	846
Issuance of note receivable from Sole Shareholder	—	—	(2,000)
Receipt of payments on note receivable from Sole Shareholder	472	418	33
Cash from consolidation of CSO Lenders	—	1,794	—
Net cash used in investing activities	(254,528)	(246,453)	(154,651)

Cash Flows from Financing Activities
Proceeds from senior secured notes	—	64,200	247,695
Proceeds from revolving credit facility	25,000	—	—
Proceeds from notes payable to related parties	—	12,000	17,750
Proceeds from notes payable issued by consolidated CSO Lenders	15,307	9,080	—
Proceeds from notes payable	12,376	—	—
Repayments of notes payable to related parties	(884)	(13,844)	(5,647)
Repayments of notes payable and capital leases	(1,797)	(667)	(14,762)
Payments of debt issuance costs	(611)	(2,291)	(17,195)
Repayments of term loan, net	—	—	(151,000)
Proceeds from contributions to consolidated CSO Lenders	—	76	—
Proceeds from contributions	58,750	—	3,566
Distributions by consolidated variable interest entities	(1,250)	—	—
Distributions to Sole Shareholder	(22,031)	(12,704)	(75,390)
Net cash provided by financing activities	84,860	55,850	5,017
Net increase (decrease) in cash and cash equivalents	52,653	(15,444)	26,577
Cash and cash equivalents at beginning of period	38,141	53,585	27,008
Cash and cash equivalents at end of period	$90,794	$38,141	$53,585

See notes to consolidated financial statements.

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Cash Flows, continued

(in thousands)

	2012	2011	2010
Supplemental disclosure of cash flow information:
Interest paid	$45,962	$38,251	$7,694
Leasehold improvements distributed to Sole Shareholder	$—	$250	$—
Supplemental disclosure of reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$—	$—	$6,457

See notes to consolidated financial statements.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(1)                  Nature of Business, Principles of Consolidation and Significant Accounting Policies

Nature of Business

TMX Finance LLC and affiliates (collectively, unless the context indicates otherwise, the “Company”) is a specialty finance company that originates and services automobile title loans through 1,035 title-lending stores in 12 states as of December 31, 2012. Affiliates include wholly-owned subsidiaries and consolidated variable interest entities (“VIEs”) as described below. The Company operates as TitleMax in 831 stores, and in 151 stores, the Company operates under a TitleBucks brand. The Company also offers a second lien automobile product in Georgia and Florida, with operations conducted within 77 TitleMax stores under the EquityAuto Loan brand, and through 53 standalone stores under the InstaLoan brand. The Company is in the process of fully separating the EquityAuto Loan business into standalone stores under the InstaLoan brand with separate management and the addition of other loan products. Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment: specialty financial services.

TMX Finance LLC changed its name from TitleMax Holdings, LLC to TMX Finance LLC effective June 21, 2010. Effective September 30, 2012, the former sole member of TMX Finance LLC transferred 100% of his membership interests to TMX Finance Holdings Inc. (“Parent”) in exchange for shares of common stock in the Parent. The former sole member of TMX Finance LLC is the sole beneficial owner of the common stock of the Parent (the “Sole Shareholder”).

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

In April 2006, the Sole Shareholder formed EAL. On June 21, 2010, the Sole Shareholder transferred 100% of his membership interests in EAL to TMX Finance LLC. The Company consolidated EAL effective January 1, 2010 in accordance with accounting standards related to consolidation. This transfer between entities under common control has been accounted for at the historical cost of the assets and liabilities transferred.

The Company conducts business in Texas and certain other states through wholly-owned subsidiaries, each of which is registered in the applicable state as a Credit Services Organization (“CSO”). These CSOs have entered into credit services organization agreements (“CSO Agreements”) with third-party lenders (the “CSO Lenders”) that make the loans to our customers. The CSO Agreements govern the terms by which the Company performs servicing functions and refers customers to the CSO Lenders for a possible extension of a loan. The Company processes loan applications and commits to reimburse the CSO Lenders for any loans or related fees that are not collected from those customers. Two of the CSO Lenders operate on an exclusive basis with the Company, and the Company has determined that they are VIEs of which the Company is the primary beneficiary. Therefore, the Company has consolidated these VIEs.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(1)                  Nature of Business, Principles of Consolidation and Significant Accounting Policies (continued)

The Company is associated with several other entities that it must evaluate as potential variable interest entities. TY Investments (“TYI”) and Parker-Young (“PY) are owned 100% and 50%, respectively, by the Sole Shareholder. Each of these entities owns certain real estate that is leased to the Company. The Company evaluated these entities and determined that the Company does not have a variable interest and that neither has characteristics of a variable interest entity pursuant to the applicable accounting guidance. Both entities have sufficient equity at risk without the need for any additional subordinated financial support. The Company has therefore determined that TYI and PY are not variable interest entities. TitleMax Aviation, Inc., a Delaware corporation (“Aviation”), and TitleMax Construction, LLC (“Construction”) are other entities evaluated as potential variable interest entities. Aviation is owned by our Parent and has three aircraft and related debt. The aircraft are used by the Company to conduct its business. The Company and certain subsidiaries guarantee certain debt of Aviation. Construction is owned by the Sole Shareholder and directly handles the store improvement work for the Company. Aviation and Construction are VIEs of which the Company is the primary beneficiary; therefore, these entities have been consolidated.

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

Goodwill and Intangible Assets

Goodwill and indefinite-life intangible assets acquired in a business combination are recorded using the acquisition method of accounting and are tested for impairment annually, or more frequently if circumstances indicate potential impairment, on a reporting unit level. In testing for impairment, the Company first assesses qualitative factors as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The first step of the impairment test, if necessary, is to compare the estimated fair value of the reporting unit to its carrying value. If the fair value is less than the carrying value, then a second step is performed to determine the fair value of goodwill and the amount of impairment loss, if any. In addition, intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or circumstances indicate the carrying value may not be fully recoverable.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(1)                  Nature of Business, Principles of Consolidation and Significant Accounting Policies (continued)

Loan Losses

Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses and an adequate accrual for losses related to guaranteed loans processed for our unconsolidated CSO Lender. Factors used in assessing the overall adequacy of the allowance for loan losses, the accrual for losses related to guaranteed loans processed for our unconsolidated CSO Lender and the resulting provision for loan losses include loan loss experience, contractual delinquency of title loans receivable, economic and other qualitative considerations and management’s judgment. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. The Company charges-off an account when the customer is 61 days contractually past due.

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

Property and Equipment

Property and equipment, including capitalized interest, are carried at cost. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of income. Depreciation of property and equipment is provided by the straight-line method over the estimated useful lives of the assets once they are placed in service, as shown in the chart below. Leasehold improvements are amortized using the straight-line method over the lesser of the useful lives of the improvements or the life of the lease. Repairs and maintenance are expensed as incurred.

Useful Lives (years)
Computers and software	3 to 5
Furniture and fixtures	7
Leasehold improvements (a)	5
Signs	5
Vehicles	5
Aircraft	15
Capital lease assets—buildings (b)	15
Building	30

(a)         Leasehold improvements are depreciated over the terms of the lease agreements with a maximum of five years.

(b)         The depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets.

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

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(1)                  Nature of Business, Principles of Consolidation and Significant Accounting Policies (continued)

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

Given the Company’s income tax elections, the assets and liabilities with significant estimated net differences between the tax bases and the reported amounts are presented below as of December 31, 2012 and 2011. The estimated net differences disregard the assets and liabilities of the consolidated CSO Lenders.

The tax bases were less than the carrying amounts as follows:

(in thousands)	2012	2011
Title loans receivable, net	$(25,763)	$(27,812)
Property and equipment, net	(71,023)	(47,142)
Goodwill	(5,975)	(5,975)

Total estimated net differences	$(102,761)	$(80,929)

While the Company’s tax status and income tax elections remain in effect, the Company may occasionally make distributions to the Parent in amounts sufficient to pay some or all of the taxes due on the Company’s items of income, deductions, losses and credits. The Company anticipates making distributions of $23.0 to $26.0 million to the Parent to pay 2012 federal and state income taxes. The Company may make future distributions to the Parent in addition to those required for income taxes. To the extent distributions are permitted under the terms of the indenture governing the Company’s senior secured notes, distributions from the Company to the Parent will provide the primary means for the Parent to make interest payments on its $100.0 million of 11.0% senior notes issued in October 2012 and due in October 2015. The maximum potential amount of distributions for purposes of funding the Parent’s interest payments is $11.0 million for each of the years ending December 31, 2013, 2014 and 2015. At December 31, 2012, the availability of permitted distributions for purposes other than estimated income tax payments was approximately $5.0 million (calculated net of an estimate for income tax distributions).

Phantom Stock Plan

The Company accounts for share-based employee compensation by measuring all share-based payments to employees using the intrinsic value method and recording the resulting expense in the consolidated statements of income. The Company measures the liability for grants of phantom stock by using an agreed-upon calculation defined by the terms of the phantom stock plan.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(1)                  Nature of Business, Principles of Consolidation and Significant Accounting Policies (continued)

Recent Accounting Standards

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

The Company does not stratify the title loan portfolio when evaluating performance of the loans. Rather, the total portfolio is assessed for losses based on contractual delinquency, the value of underlying collateral, economic and other qualitative considerations and management’s judgment. The Company uses historical collection performance adjusted for recent portfolio performance trends to develop the expected loss rates used to establish the allowance and liability for loan losses. Increases in the allowance and liability for loan losses are recorded as provision for loan losses in the consolidated statements of income. The Company charges-off an account when the customer is 61 days contractually past due. Charge-offs on title loans receivable are equal to the loan balance (including interest and fees). Recoveries on losses previously charged to the allowance are credited to the allowance when collected.

Delinquency experience of title loans receivable at December 31, 2012 and 2011 was as follows:

(in thousands)	2012	2011
1-30 days past due	$91,699	$57,494
31-60 days past due	16,471	11,291

Total past due	108,170	68,785
Current	469,002	421,308

Total	$577,172	$490,093

Title loans receivable on the consolidated balance sheets is net of unearned interest and fees of $3.9 million and $2.9 million as of December 31, 2012 and 2011, respectively.

Accrual of interest and fee income on title loans receivable is discontinued when no payment has been received for 35 days or more. The accrual of income is not resumed until the account is less than five days past due on a contractual basis, at which time management considers collectability to be probable. Title loans receivable in non-accrual status at December 31, 2012 and 2011 were as follows:

(in thousands)	2012	2011
Nonaccrual loans	$84,520	$54,198

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(2)                  Credit Quality Information, Allowance for Losses on Title Loans Receivable and Liability Related to Unconsolidated CSO Lender Loans (continued)

Changes in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 were as follows:

(in thousands)	2012	2011	2010
Beginning balance	$73,103	$52,048	$40,280
Provision for loan losses	141,145	98,536	63,932
Charge-offs	(162,222)	(103,552)	(70,932)
Recoveries	42,535	26,071	18,768
Ending balance	$94,561	$73,103	$52,048

Changes in the liability for losses on loans processed for the Company’s unconsolidated CSO Lender for the years ended December 31, 2012 and 2011 were as follows:

(in thousands)	2012	2011
Beginning balance	$1,006	$—
Provision for loan losses	3,604	1,006
Ending balance	$4,610	$1,006

The aggregate provision for loan losses for the years ended December 31, 2012, 2011 and 2010 was $144,749, $99,542 and $63,932, respectively.

(3)             Concentration of Credit Risk

The Company’s portfolios of automobile title loans receivable are with consumers living primarily in Georgia, Alabama, South Carolina, Tennessee, Missouri, Mississippi, Virginia, Texas, Illinois, Nevada, Arizona and Florida. Consequently, such consumers’ abilities to honor their contracts may be affected by economic conditions in these areas. The Company is exposed to a concentration of credit risk inherent in providing alternate financing to borrowers who cannot obtain traditional bank financing. In the event of default of the title loans receivable, the Company has access to automobiles supporting these title loans receivable through repossession. As of December 31, 2012, all title loans receivable were collateralized by the related consumers’ automobiles. The ability to repossess collateral mitigates this risk. At December 31, 2012, approximately 36%, 14%, 12% and 11% of title loans receivable were in Georgia, Alabama, South Carolina and Tennessee, respectively.

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

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(4)                  Property and Equipment

Property and equipment at December 31, 2012 and 2011 consisted of the following:

(in thousands)	2012	2011
Leasehold improvements	$55,009	$39,165
Computers and software	26,667	23,569
Aircraft	23,288	23,288
Furniture and fixtures	20,761	15,370
Signs	19,971	15,792
Assets not placed in service	17,456	7,022
Assets under capital leases	2,240	2,240
Vehicles	335	339
Building	285	—
Land	70	—

Subtotal	166,082	126,785
Accumulated depreciation and amortization	(70,843)	(54,214)

Net property and equipment	$95,239	$72,571

Capitalized interest at December 31, 2012 and 2011 was $0.9 million and $0.5 million, respectively.

During the second quarter of 2012, the Company temporarily decided to stop development of a new proprietary store software system and explore other options for its store software solution. As of December 31, 2012, the Company is continuing to evaluate the best long-term solution for its store software system. It is reasonably possible that the Company could decide to implement a different store software system in the near term. This decision could require the Company to reevaluate the carrying amount of the proprietary store software system, which could result in a one-time, non-cash expense that could range from $13.0 million to $18.0 million.

(5)                  Other Assets

Other assets at December 31, 2012 and 2011 consisted of the following:

(in thousands)	2012	2011
Deposits related to unconsolidated CSO lender	$9,230	$2,112
Restricted cash (a)	8,600	4,275
Repossessed assets	6,355	4,785
Prepaid rent	4,887	1,857
Deposits, primarily on leased office space	4,671	3,071
Other prepaid expenses	3,413	2,349
Sign and supplies inventory	1,605	1,327
Other	985	1,218

Total other assets	$39,746	$20,994

(a)                 The Company deposited money in accounts that were restricted to satisfy various state licensing requirements.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(6)                  Acquisitions

In May 2011, the Company acquired all of the title loans and assumed all of the operating leases related to 19 locations in Nevada for an aggregate cash purchase price of $6.8 million. The Company recorded goodwill of $5.0 million as a result of this transaction.  In addition, the Company allocated $0.3 million of the purchase price to customer relationships, which was amortized over 15 months. Amortization of the customer relationships intangible asset was $0.1 million and $0.2 million during the years ended December 31, 2012 and 2011, respectively, and is included in other operating and administrative expenses on the consolidated statements of income.

In July 2011, the Company acquired all of the title loans and assumed all of the operating leases related to eight locations in Missouri and six locations in Nevada for an aggregate cash purchase price of $1.6 million. The Company recorded goodwill of $1.0 million as a result of this transaction.

The goodwill that resulted from these transactions reflects the fact that the transactions expanded the Company’s number of stores and provided a presence in a new market.

(7)                  Senior Secured Notes, Revolving Credit Facility and Notes Payable

Senior Secured Notes

On June 21, 2010, TMX Finance LLC and TitleMax Finance Corporation, as co-issuers (the “Issuers”), issued $250.0 million of Senior Secured Notes (the “2010 Notes”) at 99.078% of par. The 2010 Notes mature July 15, 2015 and bear interest at 13.25% per year, payable semi-annually, in arrears, on July 15 and January 15 of each year. The discount of approximately $2.3 million is being accreted over the life of the 2010 Notes as a component of interest expense using the interest method. The accretion of discount was $0.5 million, $0.5 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

On July 22, 2011, the Issuers issued $60.0 million aggregate principal amount of their 13.25% Senior Secured Notes due 2015 (the “2011 Notes”). The 2011 Notes were issued with terms substantially identical to the 2010 Notes and at 107% of par for a $4.2 million premium, which resulted in gross proceeds to the Company of $64.2 million. The premium is being amortized over the life of the 2011 Notes as a component of interest expense using the interest method. The amortization of premium was $1.1 million and $0.5 million for the years ended December 31, 2012 and 2011, respectively.

In connection with the issuance of the 2010 Notes and 2011 Notes (collectively, the “Notes”), the Company capitalized approximately $19.5 million in issuance costs, which primarily consisted of underwriting fees, legal fees and other professional expenses. The issuance costs are being amortized over the life of the Notes as a component of interest expense. The amortization of issuance costs related to the Notes was $4.0 million, $3.6 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Issuers may, at their option, redeem some or all of the Notes on or after July 15, 2013 at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest to the redemption date.

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

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(7)                  Senior Secured Notes, Revolving Credit Facility and Notes Payable (continued)

The Company must make excess cash flow offers in the first quarter of each year for the lesser of $30.0 million or 75% of excess cash flow as defined in the Notes. The redemption offer price is 102% of the principal amount of the Notes. The Company made an excess cash flow offer in March 2012 at 102% of the principal amount of the notes. The offer expired in April and no holders of the notes accepted the 2012 excess cash flow offer.

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

The Issuers may incur unsecured indebtedness subject to certain restrictions in the Notes. In addition, the Notes contain covenants that restrict transactions with affiliates, repayments of subordinated debt, distributions to the Sole Shareholder, compensation for the Sole Shareholder and relatives, the incurrence of liens, the issuance of dividends and the sale of assets. According to these covenants, effective July 1, 2010, general distributions to the Sole Shareholder are permitted under certain circumstances and are limited based on certain restrictions as defined in the Notes. At December 31, 2012, the availability of such distributions to the Sole Shareholder was $5.0 million under the terms of the Notes. The Company is in compliance with the covenants of the indenture governing the Notes as of December 31, 2012.

Revolving Credit Facility

On June 27, 2012, TMX Finance LLC and TitleMax Finance Corporation entered into a credit agreement (the “Credit Agreement”) that provides a senior secured revolving credit facility of up to $25.0 million (the “Revolving Credit Facility”) that matures June 15, 2015. Borrowings under the Revolving Credit Facility bear annual interest at LIBOR plus 8.5% with a LIBOR floor of 1.5%. The Credit Agreement contains certain restrictive covenants that are substantially similar to those in the indenture governing the senior secured notes. The Credit Agreement also contains a financial covenant that requires the maintenance of a minimum fixed charge ratio of 2:1. In connection with the completion of the Credit Agreement, the Company capitalized approximately $0.6 million in issuance costs, which primarily consisted of legal fees and other professional expenses. The issuance costs are being amortized over the life of the Revolving Credit Facility as a component of interest expense. The amortization of issuance costs related to the Revolving Credit Facility was $0.1 million for the year ended December 31, 2012.

Notes Payable

The Company had notes payable of $37.3 million and $11.4 million at December 31, 2012 and 2011, respectively. Notes payable at December 31, 2012 includes three notes payable by TMX Finance LLC, a note payable by Aviation and 63 notes issued by our consolidated CSO Lenders.

The three notes payable by TMX Finance LLC are in the amounts of $6.0 million, $5.0 million and $1.0 million, and each bears interest at 13.0% with interest payable monthly. The principal amount of each of these notes is due in July 2013, although the $5.0 million note and $1.0 million note may each be extended for up to one additional year at the Company’s sole discretion.

The note payable by Aviation has a principal balance of $0.4 million as of December 31, 2012 and bears interest at 4.4% with payments of principal and interest due monthly.

Our consolidated CSO Lenders had a total of $25.0 million of notes payable outstanding as of December 31, 2012. These notes bear interest ranging from 10% to 15% and allow the consolidated CSO Lenders to take one or more draws up to a total maximum principal of $29.0 million. The aggregate principal amount of all of these notes is due in 2013, but 22 notes with an aggregate principal amount of $11.9 million available for borrowing have automatic annual renewal provisions. The effect of these renewal provisions has not been reflected in the debt maturities table below. One of the consolidated CSO Lenders has issued six notes payable to its sole member with an aggregate balance of $5.8 million as of December 31, 2012.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(7)                  Senior Secured Notes, Revolving Credit Facility and Notes Payable (continued)

Notes Payable to Related Parties

The Company had notes payable to related parties of $19.6 million and $20.5 million at December 31, 2012 and 2011, respectively. Notes payable to related parties at December 31, 2012 includes three notes payable by Aviation to the Sole Shareholder in the amounts of $2.8 million, $11.4 million and $5.4 million. The $2.8 million note bears interest at 6.33% and is payable in monthly installments of $35,000 with a final payment of $2.1 million due in October 2015. The $11.4 million note bears interest at 5.12% and is payable in monthly installments of $104,000 with a final payment of $8.4 million due in December 2016. The $5.4 million note bears interest at 10% payable monthly, with the full principal amount due in December 2015.

Debt maturities during each of the next five years ending December 31 are as follows:

(in thousands)	2013	2014	2015	2016	2017	Total
Senior secured notes payable	$—	$—	$310,000	$—	$—	$310,000
Revolving credit facility	—	—	25,000	—	—	25,000
Notes payable	12,031	32	33	35	245	12,376
Notes payable to Sole Shareholder	937	988	8,508	9,195	—	19,628
Notes payable issued by consolidated CSO Lenders	24,960	—	—	—	—	24,960

Total	$37,928	$1,020	$343,541	$9,230	$245	$391,964

Guarantees

Senior Secured Notes

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Issuers and each of their existing and future domestic restricted subsidiaries, other than immaterial subsidiaries. This guarantee arose from the issuance of the Notes for the purpose of additional financing. The Notes are secured by first-priority liens on substantially all of the Issuers’ assets and require performance under the guarantee if there is a default on the Notes. Under this guarantee, the maximum potential amount of future, undiscounted payments is $433.2 million. The current carrying amount of the related liability at December 31, 2012 is $310.0 million.

Revolving Credit Facility

Subject to certain exceptions, the obligations under the Revolving Credit Facility are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Issuers and each of their existing and future domestic subsidiaries. This guarantee arose from entering into the credit agreement that provides the Revolving Credit Facility for the purpose of additional financing. The Revolving Credit Facility and the guarantees will rank senior in right of payment to all of the Issuers’ and the guarantors’ existing and future subordinated indebtedness and equal in right of payment with all of the Issuers’ and guarantors’ existing and future senior indebtedness, including the Notes. The obligations under the Revolving Credit Facility and the guarantees are secured by substantially all of the Issuers’ assets, subject to certain limitations. Under this guarantee, the maximum potential amount of future, undiscounted payments is approximately $31.4 million.  The current carrying amount of the related liability at December 31, 2012 is $25.0 million.

CSO Agreements

Under the terms of the CSO Agreements with non-exclusive third-party lenders, the Company is contractually obligated to reimburse the lenders for the full amounts of the loans and certain related fees that are not collected from the customers. In certain cases, the lenders sell the related loans, and the Company’s obligation to reimburse for the full amounts of the loans and certain related fees that are not collected from the customers extends to the purchasers. Under this guarantee, the maximum potential amount of future, undiscounted payments is approximately $26.9 million. The value of the related liability at December 31, 2012 is approximately $4.6 million and is included in accounts payable and accrued expenses on the consolidated balance sheets and provision for loan losses on the consolidated statements of income.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(7)                  Senior Secured Notes, Revolving Credit Facility and Notes Payable (continued)

Aircraft

The Sole Shareholder has a note payable to a finance company originating from the purchase of an aircraft. The note payable is unconditionally and absolutely guaranteed by TMX Finance LLC and certain of its wholly-owned subsidiaries. The note payable is collateralized by a security interest in the aircraft and requires performance under the guarantee if there is a default on the note payable and the collateral and Sole Shareholder’s guarantee are not sufficient to pay the entire amount of the note. The maximum potential amount of future, undiscounted payments for the note is $3.3 million. The current carrying amount of the related liability at December 31, 2012 is $2.8 million.

(8)                  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2012 and 2011 consisted of the following:

(in thousands)	2012	2011
Interest	$19,749	$19,085
Salaries and benefits	13,444	15,839
Phantom stock award	—	9,776
Trade payables	11,513	6,567
Rent	5,686	4,247
Accrual for losses on loans processed for unconsolidated CSO Lender	4,610	1,006
Taxes payable	2,781	3,595
Other	3,558	2,241

Total accounts payable and accrued expenses	$61,341	$62,356

(9)                  Other Operating and Administrative Expenses

Other operating and administrative expenses for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

(in thousands)	2012	2011	2010
Collateral collection expenses	$16,952	$10,533	$7,881
Technology services, software licensing and hosting expenses	11,039	5,505	4,062
Office supplies and postage expenses	8,217	6,535	4,639
Recruiting, relocation and training expenses	7,079	6,537	1,479
Travel and related expenses	7,033	6,682	4,264
Bank processing fees	2,762	3,325	2,838
Legal fees	2,722	2,385	1,710
Accounting, audit and tax fees	2,056	2,630	1,128
Business licensing expenses	1,656	1,191	1,021
Other	17,953	13,373	12,385

Total other operating and administrative expenses	$77,469	$58,696	$41,407

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(10)           Fair Value Measurement and Fair Value of Financial Instruments

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

The following table presents the repossessed assets value carried on the consolidated balance sheets by level within the fair value hierarchy (as described above) for which a nonrecurring change in fair value has been recorded:

(in thousands)	Total	Active Markets For Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
Repossessed assets — December 31, 2012	$6,355	$—	$—	$6,355	$3,803
Repossessed assets — December 31, 2011	$4,785	$—	$—	$4,785	$1,755

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

The fair values of cash and cash equivalents are measured using level 1 inputs. Title loans receivable are originated at prevailing market rates. Given the short-term nature of these loans, they are continually repriced at current market rates. The fair values of title loans receivable are measured using level 3 inputs. The fair values of the Revolving Credit Facility and notes payable and receivable are estimated using level 2 inputs based on rates currently available for debt with similar terms and remaining maturities. The fair value of the Notes is estimated using level 2 inputs based on the market yield on trades of the Notes at the end of each reporting period. The fair value of the Notes was $390.8 million and $360.6 million as of December 31, 2012 and 2011, respectively.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(11)           Employee Benefit Plans

Incentive Savings Plan

The Company has a 401(k) Employees’ Incentive Savings Plan that covers all employees who have completed six months of service. The Company’s match of employee contributions is discretionary and determined annually. Beginning January 1, 2009, the Company initiated a new matching program whereby eligible employees’ contributions are matched 50% by the Company up to 6% of the employees’ earnings. The cost of such contributions totaled approximately $1.0 million, $0.8 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Health Insurance Plan

Effective December 1, 2011, the Company adopted a self-insured health plan available to all full-time salaried employees after six months of service. The Company has stop-loss insurance coverage for individual and aggregate claim levels. The total expenses related to this plan are included in salaries and related expenses on the consolidated statements of income and were approximately $3.3 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively. Prior to December 2011, the Company offered reimbursements for health premium costs incurred by employees in obtaining outside medical coverage. The amounts reimbursable varied between employees and were determined by position or through negotiations between the Company and the employees.

(12)           Related Party Transactions

The Company leases the corporate office from PY and various retail spaces from TYI and certain employees. Rental payments paid to these entities for operating leases amounted to approximately $0.5 million for the year ended December 31, 2012 and $0.8 million for each of the years ended December 31, 2011 and 2010.

The Company also leased certain retail spaces under capital lease agreements from certain employees with total payments of $38,000 for the year ended December 31, 2012 and $0.1 million for each of the years ended December 31, 2011 and 2010.  As of December 31, 2012, the Company did not have any capital lease agreements with related parties.

Interest expense on notes payable to related parties totaled $1.3 million, $2.2 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Interest income on the note receivable from Sole Shareholder was approximately $0.2 million for each of the years ended December 31, 2012 and 2011, and $20,000 for the year ended December 31, 2010.

(13)           Commitments

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

(in thousands) Year Ending December 31,	Related Party	Other	Total
2013	$638	$45,695	$46,333
2014	552	41,310	41,862
2015	362	35,677	36,039
2016	339	27,402	27,741
2017	227	17,579	17,806
Thereafter	311	36,906	37,217

Total obligations under operating leases	$2,429	$204,569	$206,998

The total rent expense was approximately $40.0 million, $29.6 million and $22.2 million, respectively, for the years ended December 31, 2012, 2011 and 2010. Rent expense is recorded on a straight-line basis over the life of the lease.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(13)           Commitments (continued)

Capital Lease Commitments

The Company leases several retail spaces under capital lease agreements with terms of 15 years. Future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2012, are due in calendar years ending December 31 as follows:

(in thousands) Year Ending December 31,	Total
2013	$261
2014	267
2015	272
2016	277
2017	283
Thereafter	1,745

Subtotal	3,105
Less: amount representing interest	(1,134)

Total obligations under capital leases	$1,971

(14)           Contingencies

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

(15)           Phantom Stock Plan

The Company has a Phantom Stock Plan which authorizes the grant of long-term incentive awards in the form of  phantom stock units, or “PSUs” or phantom stock appreciation rights, or “PSARs.” The phantom unit awards do not constitute ownership of any membership or other equity interests of the Company or any of its subsidiaries, nor do they give the holder any voting rights. PSUs entitle the holder to receive a cash payment equal to the fair value of the underlying shares of stock in TMX Credit, Inc., subject to certain restrictions and to risk of forfeiture. The PSARs entitle the holder to receive a cash amount determined by the appreciation in the fair value of the underlying shares of stock in TMX Credit, Inc. between the grant date of the shares and the date of exercise. The fair value of the phantom shares is equal to three times the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of TMX Credit, Inc. for the 12 months preceding any valuation date, as computed by the Company. The value of the PSUs and PSARs is zero at December 31, 2012 and 2011.

A former officer of the Company had an employment agreement which included a phantom stock award that became payable on December 31, 2011. The incremental increases in the reported value of this award of $0.1 million and $5.7 million are included in salaries and related expenses in the consolidated statements of income for the years ended December 31, 2011 and 2010, respectively. The total calculated value of $9.8 million is included in accounts payable and accrued expenses in the consolidated balance sheets at December 31, 2011. The phantom stock award was paid during 2012.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(16)           Chapter 11 Bankruptcy Filing

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

(17)           Guarantor Condensed Consolidating Financial Statements

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

The following consolidating financial statements present consolidating financial data for the Issuers, the combined Subsidiary Guarantors, the combined Non-Guarantor Subsidiaries and an elimination column for adjustments to arrive at the information for the Company on a consolidated basis as of December 31, 2012 and 2011 and for each of the years in the three year period ended December 31, 2012. Investments in subsidiaries are accounted for by the Company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(17)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Balance Sheet

December 31, 2012

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$88,801	$1,993	$—	$90,794

Title loans receivable	—	542,771	34,401	—	577,172
Allowance for loan losses	—	(88,986)	—	(5,575)	(94,561)
Unamortized loan origination costs	—	3,716	—	—	3,716

Title loans receivable, net	—	457,501	34,401	(5,575)	486,327

Interest receivable	—	37,893	162	—	38,055
Property and equipment, net	—	75,474	19,765	—	95,239
Debt issuance costs, net of accumulated amortization	10,570	—	—	—	10,570
Goodwill	—	5,975	—	—	5,975
Note receivable from Sole Shareholder	1,077	—	—	—	1,077
Other assets	29	48,841	1,996	(11,120)	39,746
Investment in affiliates	729,325	—	—	(729,325)	—

Total Assets	$741,001	$714,485	$58,317	$(746,020)	$767,783

Liabilities and Equity
Senior secured notes, net	$311,519	$—	$—	$—	$311,519
Revolving credit facility	25,000	—	—	—	25,000
Notes payable	12,000	—	25,336	—	37,336
Notes payable to related parties	—	—	19,628	—	19,628
Obligations under capital leases	—	1,971	—	—	1,971
Accounts payable and accrued expenses	19,547	46,540	11,970	(16,716)	61,341

Total Liabilities	368,066	48,511	56,934	(16,716)	456,795

Total member’s equity and noncontrolling interests	372,935	665,974	1,383	(729,304)	310,988

Total Liabilities and Equity	$741,001	$714,485	$58,317	$(746,020)	$767,783

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(17)           Guarantor Condensed Consolidating Financial Statements (continued)

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

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(17)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Year Ended December 31, 2012

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$—	$652,205	$4,550	$—	$656,755
Provision for loan losses	—	(144,749)	—	—	(144,749)
Aircraft service revenue	—	—	3,745	(3,745)	—

Net interest and fee income and aircraft service revenue	—	507,456	8,295	(3,745)	512,006

Costs, expenses and other:
Salaries and related expenses	—	201,881	18	—	201,899
Occupancy costs	—	64,336	391	—	64,727
Other operating and administrative expenses	316	116,042	4,293	(3,745)	116,906
Interest, including amortization of debt issuance costs	46,273	(554)	3,574	—	49,293

Total expenses	46,589	381,705	8,276	(3,745)	432,825

Net (loss) income before equity in income of affiliates	(46,589)	125,751	19	—	79,181

Equity in income from affiliates	125,751	—	—	(125,751)	—

Net income (loss)	$79,162	$125,751	$19	$(125,751)	$79,181

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(17)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Year Ended December 31, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$—	$504,965	$900	$—	$505,865
Provision for loan losses	—	(99,542)	—	—	(99,542)
Aircraft service revenue	—	—	3,840	(3,840)	—

Net interest and fee income and aircraft service revenue	—	405,423	4,740	(3,840)	406,323

Costs, expenses and other:
Salaries and related expenses	—	159,017	184	—	159,201
Occupancy costs	—	48,236	320	—	48,556
Other operating and administrative expenses	337	88,096	3,428	(3,840)	88,021
Interest, including amortization of debt issuance costs	40,212	(37)	2,435	—	42,610

Total expenses	40,549	295,312	6,367	(3,840)	338,388

Net (loss) income before equity in income of affiliates	(40,549)	110,111	(1,627)	—	67,935

Equity in income from affiliates	110,111	—	—	(110,111)	—

Net income (loss)	$69,562	$110,111	$(1,627)	$(110,111)	$67,935

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(17)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Year Ended December 31, 2010

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$—	$389,449	$—	$—	$389,449
Provision for loan losses	—	(63,932)	—	—	(63,932)
Aircraft service revenue	—	—	1,493	(1,493)	—

Net interest and fee income and aircraft service revenue	—	325,517	1,493	(1,493)	325,517

Costs, expenses and other:
Salaries and related expenses	—	115,821	269	—	116,090
Occupancy costs	—	34,793	146		34,939
Other operating and administrative expenses	—	61,038	2,458	(1,493)	62,003
Interest, including amortization of debt issuance costs	25,771	(46)	526	—	26,251

Total expenses	25,771	211,606	3,399	(1,493)	239,283

(Loss) income from continuing operations before reorganization items	(25,771)	113,911	(1,906)	—	86,234

Reorganization items:
Professional fees	—	4,548	—	—	4,548

Net (loss) income before equity in income of affiliates	(25,771)	109,363	(1,906)	—	81,686

Equity in income from affiliates	109,363	—	—	(109,363)	—

Net income (loss)	$83,592	$109,363	$(1,906)	$(109,363)	$81,686

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(17)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2012

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(42,519)	$257,899	$6,941	$222,321

Cash Flows from Investing Activities
Net title loans originated	—	(190,799)	(19,571)	(210,370)
Purchase of property and equipment	—	(41,128)	—	(41,128)
Proceeds from disposal of property and equipment	—	823	—	823
Increase in restricted cash	—	(4,325)	—	(4,325)
Receipt of payments on note receivable from Sole Shareholder	472	—	—	472
Net activity with affiliates	5,658	(7,528)	1,870	—

Net cash provided by (used in) investing activities	6,130	(242,957)	(17,701)	(254,528)

Cash Flows from Financing Activities
Proceeds from revolving credit facility	25,000	—	—	25,000
Proceeds from notes payable	12,000	—	15,683	27,683
Proceeds from contributions	—	58,750	—	58,750
Repayments of notes payable and capital leases	—	(80)	(2,601)	(2,681)
Payments of debt issuance costs	(611)	—	—	(611)
Distributions	—	(22,031)	(1,250)	(23,821)

Net cash provided by financing activities	36,389	36,639	11,832	84,860

Net increase in cash and cash equivalents	—	51,581	1,072	52,653
Cash and cash equivalents at beginning of period	—	37,220	921	38,141

Cash and cash equivalents at end of period	$—	$88,801	$1,993	$90,794

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(17)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(35,454)	$206,652	$3,961	$175,159

Cash Flows from Investing Activities
Net title loans originated	—	(190,537)	(14,561)	(205,098)
Payments for acquisitions, net of cash acquired	—	(8,032)	—	(8,032)
Purchase of property and equipment	—	(31,930)	(479)	(32,409)
Proceeds from disposal of property and equipment	—	399	—	399
Increase in restricted cash	—	(3,525)	—	(3,525)
Receipt of payments on note receivable from Sole Shareholder	418	—	—	418
Cash from consolidation of variable interest entities	—	—	1,794	1,794
Net activity with affiliates	(24,838)	23,380	1,458	—

Net cash used in investing activities	(24,420)	(210,245)	(11,788)	(246,453)

Cash Flows from Financing Activities
Proceeds from senior notes	64,200	—	—	64,200
Repayments of notes payable and capital leases	(2,035)	(68)	(12,408)	(14,511)
Proceeds from notes payable	—	—	21,080	21,080
Payments of debt issuance costs	(2,291)	—	—	(2,291)
Proceeds from contributions to consolidated variable interest entities	—	—	76	76
Distributions	—	(12,704)	—	(12,704)

Net cash provided by (used in) financing activities	59,874	(12,772)	8,748	55,850

Net (decrease) increase in cash and cash equivalents	—	(16,365)	921	(15,444)
Cash and cash equivalents at beginning of period	—	53,585	—	53,585

Cash and cash equivalents at end of period	$—	$37,220	$921	$38,141

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements

(17)           Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2010

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(6,320)	$183,578	$(1,047)	$176,211

Cash Flows from Investing Activities
Net title loans originated	—	(129,572)	—	(129,572)
Payments for acquisitions	—	(400)	—	(400)
Purchase of property and equipment	—	(18,700)	(13)	(18,713)
Proceeds from disposal of property and equipment	—	112	—	112
Decrease in restricted cash	—	846	—	846
Proceeds from sale of aircraft held for sale, net of selling expenses	—	—	12,700	12,700
Purchase of aircraft	—	—	(17,657)	(17,657)
Issuance of note receivable to Sole Shareholder	(2,000)	—	—	(2,000)
Receipt of payments on note receivable from Sole Shareholder	33	—	—	33
Net activity with affiliates	(65,275)	61,685	3,590	—

Net cash used in investing activities	(67,242)	(86,029)	(1,380)	(154,651)

Cash Flows from Financing Activities
Payments on term loan	(151,000)	—	—	(151,000)
Proceeds from senior notes	247,695	—	—	247,695
Proceeds from contributions	—	3,146	420	3,566
Repayments of notes payable and capital leases	(5,938)	(58)	(14,413)	(20,409)
Proceeds from notes payable	—	—	17,750	17,750
Payments of debt issuance costs	(17,195)	—	—	(17,195)
Distributions	—	(74,060)	(1,330)	(75,390)

Net cash provided by (used in) financing activities	73,562	(70,972)	2,427	5,017

Net increase in cash and cash equivalents	—	26,577	—	26,577
Cash and cash equivalents at beginning of period	—	27,008	—	27,008

Cash and cash equivalents at end of period	$—	$53,585	$—	$53,585

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on the evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the year ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names and ages of, and the positions held by our executive officers and by our managers (which are similar to directors, subject to certain limitations contained in TMX Finance LLC’s operating agreement). Executive officers serve at the pleasure of Tracy Young, who is our Chairman of the Board, Chief Executive Officer and President, subject to the terms of any applicable employment agreement. Pursuant to TMX Finance LLC’s amended and restated operating agreement, managers serve until their death, permanent disability, resignation or removal by Mr. Young.

Name	Age	Position

Tracy Young	55	Chairman of the Board, Chief Executive Officer and President

Elizabeth C. Nelson	47	Chief Accounting Officer

Otto W. Bielss, III	50	Senior Vice President of Operations

Douglas W. Marohn	40	Senior Vice President of Operations

Arthur Tretyak	34	Senior Vice President of Operations

Robert F. Pirkle, Sr.	58	Manager

John G. Kennedy, III	51	Manager

Mr. Young founded our Company in 1998 and has since served as Chief Executive Officer. He was appointed as the Company’s President on March 22, 2013. Prior to founding our Company, Mr. Young owned and operated Patriot Loan Co., a consumer installment lending company with locations in four states. Mr. Young has been a manager or director of the Company or its predecessor since 1998. Mr. Young’s current position as our Chief Executive Officer and President combined with his past management experience in the consumer lending business provide him with leadership skills and a practical and informed perspective on matters related to the Company’s business and industry.

Elizabeth C. Nelson was appointed as the Company’s Chief Accounting Officer in August 2012. Ms. Nelson joined the Company as Corporate Controller in December 2009.  She was promoted to Vice President of Financial Operations in December 2011 and served in this capacity until her appointment as Chief Accounting Officer. Prior to joining the Company, Ms. Nelson held various positions in financial management with Centex Corporation, a construction and real estate company. Ms. Nelson started with Centex Corporation in 2002 and served as a Division Controller from 2006 to 2009.

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

Douglas W. Marohn joined us in August 2011 and is currently serving as a Senior Vice President of Operations. Mr. Marohn oversees our EAL and INL brands. Prior to joining the Company, Mr. Marohn served as Senior Vice President of Operations at Nicholas Financial, Inc., where he held various management positions from April 1998 through July 2011. Mr. Marohn has extensive experience in operational management and development in the consumer lending industry.

Arthur Tretyak joined us in May 2011 as a Senior Vice President of Operations. Prior to joining the Company, Mr. Tretyak spent three years as a Vice President with Enova Financial, the e-commerce division of Cash America International. Prior to Enova Financial, Mr. Tretyak served two years as a consultant with McKinsey & Company. Mr. Tretyak’s specialized knowledge and experience in online lending enable him to provide valuable leadership to the Company as it develops its online title lending business.

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

John G. Kennedy, III previously served as a manager of TMX Finance LLC from June 2010 through December 2011 and was again elected a manager of TMX Finance LLC in December 2012. Mr. Kennedy serves as Managing Director and Head of Capital Markets at Tudor, Pickering, Holt & Co. Securities, Inc., where he has been employed since January 2010. Mr. Kennedy has more than 25 years of experience in investment banking. Mr. Kennedy served as a Managing Director of Deutsche Bank’s investment banking group and served as a Managing Director of Donaldson, Lufkin & Jennrette until its sale to Credit Suisse First Boston. Mr. Kennedy serves on the Board of Directors of Roadrunner Transportation Systems Inc. Mr. Kennedy has served or currently serves as trustee or director of various private companies, foundations and not-for-profit institutions. Mr. Kennedy earned a Bachelor of Science, cum laude, from Washington and Lee University and a Masters in Business Administration from the Amos Tuck School of Business at Dartmouth College. Mr. Kennedy has spent much of his career in the investment banking industry and has significant finance experience, which allows him to contribute a valuable and informed perspective on business and finance-related matters. Additionally, Mr. Kennedy’s experiences as a trustee or director of other entities have exposed him to a wide array of best practices, which enable him to provide unique insight and guidance.

Two of our three managers, Messrs. Pirkle and Kennedy, are independent managers (with independence being determined in accordance with the New York Stock Exchange’s definition of independence, as if it applied to us), meaning that they do not have, and have never had, any material transactions, relationships, or arrangements with us, either directly or as a shareholder, partner or officer of another organization that has or had a relationship with us.

The Company’s managers have not created an audit, compensation or nominating committee and do not have any other committee performing such functions. Tracy Young, our Chairman of the Board, Chief Executive Officer and President, performed the function of a compensation committee during the fiscal year ended December 31, 2012; however, no managers acted as a nominating committee or an audit committee during 2012. The managers believe that Mr. Young is most properly suited to consider and decide matters typically falling within the authority of a compensation and a nominating committee.

Additionally, we have adopted a Code of Conduct and Ethics that is applicable to all of our employees, including our Chief Executive Officer, Chief Accounting Officer and Corporate Controller. The Code of Conduct and Ethics is posted on our website at www.titlemax.biz. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Conduct and Ethics for our Chief Executive Officer or Chief Accounting Officer by posting such information on our website.

The Company’s operating agreement places significant limitations on the authority, role and responsibilities of the managers other than Mr. Young, as the sole beneficial owner of our parent company, and subjects them to the authority of Mr. Young in many respects. For example, the operating agreement provides that the executive officers serve at the pleasure of Mr. Young rather than the managers and restricts the ability of the managers to, among other things, amend TMX Finance LLC’s operating agreement and require additional capital contributions from Mr. Young.

Manager Compensation

A manager who is also one of our employees does not receive any additional compensation for his services as a manager. Each non-executive manager is paid for his services and does not receive any separate meeting fees, equity awards or incentive compensation. In addition, non-executive managers are reimbursed for any reasonable out of pocket expenses incurred in connection with rendering their service as managers. The following table describes the compensation earned by non-executive managers during 2012:

2012 Manager Compensation

Name	Fees Earned or Paid in Cash	All Other Compensation	Total

Robert F. Pirkle, Sr.	100,000	—	100,000

John W. Robinson, III	200,000	—	200,000

Effective December 31, 2012, our parent company approved a change to our Board of Managers. The three managers are Messrs. Young, Pirkle, and Kennedy.

ITEM 11.   EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

General

This compensation discussion and analysis provides an overview of our compensation program and policies, the material compensation decisions we have made with respect to the Company’s top executive officers and the material factors that we considered in making those decisions. The tables and disclosures following this compensation discussion and analysis contain specific data about the compensation earned in 2012, 2011 and 2010, as applicable, by the following individuals, whom we refer to as our named executive officers:

•                  Tracy Young, our Chief Executive Officer and President (a),

•                  Elizabeth C. Nelson, our Chief Accounting Officer,

•                  Otto W. Bielss, III, a Senior Vice President of Operations,

•                  Douglas W. Marohn, a Senior Vice President of Operations, and

•                  Arthur Tretyak, a Senior Vice President of Operations.

(a)  Effective March 22, 2013, Mr. Young’s title was changed to Chief Executive Officer and President.

In addition, this discussion addresses the compensation provided to our former Chief Financial Officer, Donald E. Thomas, whose employment with the Company ended on August 21, 2012.

We hired two individuals who were expected to take the role of President in 2012, but each separated from the Company in 2012 prior to completing their field training programs or assuming the full duties of the President role. This discussion does not address the compensation of these former employees.

Our compensation programs are intended to attract and retain vital employees and to incentivize high level talent to work for and ultimately add value to our business. Our compensation structure is relatively simple, combining base salaries with a mix of cash-based bonuses and incentive awards, perquisites and severance protection. We do not have a formal Compensation Committee. All decisions related to compensation are approved by our Chief Executive Officer.

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

Base Salary: Base salaries are paid to our executive officers to compensate them for the performance of their respective job duties and responsibilities. Base salaries of our executive officers are typically reviewed on an annual basis. In setting annual base salaries, the following are the primary factors taken into consideration: the executive officer’s performance, the performance of the operations and departments for which he or she is responsible, changes in the scope of the executive officer’s job responsibilities and current compensation practices and trends in our industry. These factors are reviewed on a wholly subjective basis, and no specific criteria are established with respect to individual, company or department performance. Our Chief Executive Officer, as the sole beneficial owner of our parent company, has historically set the salaries for all of the executives, including his own.

Profit Bonus: Mr. Bielss is entitled to receive a bonus based on a percentage of monthly profitability based on internal measures as set by the Company. During 2012, Mr. Bielss’ monthly profit bonus was based on 0.15% of an internal profit metric that measured the fee and interest income from the applicable stores for which Mr. Bielss was responsible, less direct costs of those stores and less an allocated amount for corporate overhead expenses. This profit bonus is intended to directly align Mr. Bielss’ pay with the performance of the stores that he is responsible for managing. The amount of Mr. Bielss’ profit bonus earned for 2012 is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Guaranteed Bonus: Guaranteed bonuses for executives are determined individually for each person. The bonuses are paid either monthly or annually. Ms. Nelson participates in a guaranteed bonus award incentive equal to 25% of her base salary on an annual bonus, and Mr. Marohn received a guaranteed bonus of $125,000 upon completion of his initial training period. The Company paid Mr. Marohn an additional bonus of $125,000 in 2012 in lieu of a profit-based bonus, with an expectation that he will move to a profit-based bonus in future years. During 2012, on Mr. Thomas’ two-year anniversary with the Company, he received a guaranteed bonus of $135,000.  These guaranteed bonuses are reflected in the Bonus column of the Summary Compensation Table.

Long-term Incentives: In 2011, we adopted the AutoCash Inc. (replaced by TMX Credit, Inc.) Phantom Stock Plan, which authorizes the grant of long-term incentive awards in the form of phantom stock units, or “PSUs” or phantom stock appreciation rights, or “PSARs.” The phantom unit awards do not constitute ownership of any membership or other equity interests of the Company or any of its subsidiaries, nor do they give the holder any voting rights. PSUs entitle the holder to receive a cash payment equal to the fair value of the underlying shares of stock in TMX Credit, Inc., subject to certain restrictions and to risk of forfeiture. The PSARs entitle the holder to receive a cash amount determined by the appreciation in the fair value of the underlying shares of stock in TMX Credit, Inc. between the grant date of the shares and the date of exercise. The fair value of the phantom shares is equal to three times the EBITDA of TMX Credit, Inc. for the 12 months preceding any valuation date. Mr. Tretyak was issued 50 PSUs in 2011, which vest over three years from the date of May 16, 2012 and become mature and payable on the fourth anniversary of the grant date.

Perquisites: The Company provides limited perquisites to its named executive officers, such as relocation assistance. The named executive officers also receive health care benefits that are generally made available to other employees. In addition, the Chief Executive Officer is entitled to use the Company’s aircraft for non-business purposes. Incremental variable operating costs associated with such personal use and paid by the Company totaled $298,057 in 2012.

Mix of Compensation Elements

Other than the TMX Credit, Inc. PSUs described above with respect to Mr. Tretyak, the Company does not have any equity component to its compensation arrangements for the named executive officers. As such, the Company believes that it is necessary to provide a highly competitive cash based compensation package, as described above, to attract and retain top talent. In addition, as recruiting talent with consumer finance and/or multi-unit experience often requires the relocation of executives from other geographic markets, the Company offers relocation assistance to certain employees.

Severance and Termination Arrangements

Current Named Executive Officers

Messrs. Marohn and Tretyak have offer letters that provide for payments upon a termination of employment due to involuntary termination. These arrangements are described in the section entitled “Employment Agreements/Terms of Employment.” The Company believes that these arrangements aid in attracting and retaining qualified executives to build value without the fear of losing employment for situations other than for cause or voluntary termination.

Executive Compensation

Summary Compensation Table

The following table summarizes the total compensation earned in 2012, 2011 and 2010 by our named executive officers. In addition, the following table includes our former Chief Financial Officer, Donald E. Thomas, whose employment with the Company ended on August 21, 2012.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)		Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total

Tracy Young	2012	$250,000	$—		$—	$304,691	$554,691
Chief Executive Officer and	2011	250,000	—		—	325,997	575,997
President	2010	250,000	—		—	125,081	375,081

Elizabeth C. Nelson	2012	182,726	50,000		—	1,164	233,890
Chief Accounting Officer

Otto W. Bielss, III	2012	150,000	—		359,470	25,135	534,605
Senior Vice President of Operations	2011	150,000	—		291,914	6,789	448,703
	2010	185,000	62,500		72,665	83,812	403,977

Douglas W. Marohn	2012	262,500	250,000		—	8,024	520,524
Senior Vice President of Operations

Arthur Tretyak	2012	500,000	—		—	2,502	502,502
Senior Vice President of Operations

Donald E. Thomas*	2012	231,346	42,058	(2)	—	5,495	278,899
Former Chief Financial Officer	2011	316,058	172,942		—	17,046	506,046
	2010	191,538	35,000		—	97,920	324,458

*                         For services performed from April 2010 through August 2012.

(1)                 Represents guaranteed bonus amounts based on the arrangement outlined in each person’s offer letter, as applicable.

(2)                 The amount of Mr. Thomas’ bonus represents the portion of his guaranteed bonus for his second year of employment that was earned in 2012.

(3)                 Represents profit bonus amounts earned monthly or annually based on the arrangement outlined in each person’s employment agreement or offer letter.

(4)                 The following table reflects the items that are included in the All Other Compensation column for 2012:

All Other Compensation Detail

	Perquisites
Name	Relocation Assistance		Health Care Allowance (b)	Personal Use of Aircraft		401(k) Match	Severance	Total All Other Compensation
Tracy Young	$—		$—	$298,056	(c)	$6,635	$—	$304,691
Elizabeth C. Nelson	—		—	—		1,164	—	1,164
Otto W. Bielss, III	22,591	(a)	—	—		2,544	—	25,135
Douglas W. Marohn	—		2,250	—		5,774	—	8,024
Arthur Tretyak	—		—	—		2,502	—	2,502
Donald E. Thomas	—		—	—		5,495	—	5,495

(a)                 Mr. Bielss was provided with a housing allowance in connection with his pending relocation to Texas, where he will continue to serve as a Senior Vice President of the Company.

(b)                 Prior to December 2011, the Company offered reimbursements for health premium costs incurred by employees in obtaining outside medical coverage. In 2012, Mr. Marohn was provided with three months of health care allowances until he was eligible to join the Company’s new health plan.

(c)                  The Company calculates the aggregate incremental costs of Mr. Young’s personal use of the aircraft based on an hourly charge that includes the costs of fuel, contract labor, crew travel and onboard catering. Since the Company’s aircraft are primarily used for business travel, the calculation excludes fixed costs that do not change based on usage, such as pilots’ salaries and the costs to acquire and maintain the aircraft.

Grants of Plan-Based Awards

The following table summarizes information regarding plan-based awards granted to each of our named executive officers in 2012:

Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold	Target		Maximum
Tracy Young	$—	$—		$—
Elizabeth C. Nelson	—	—		—
Otto W. Bielss, III	—	291,914	(1)	—
Douglas W. Marohn	—	—		—
Arthur Tretyak	—	—		—
Donald E. Thomas	—	—		—

(1)                 Represents a cash incentive opportunity based upon a percentage of an internal profit metric for the areas of the business he is responsible for managing on a monthly basis. For Mr. Bielss, the percentage equals 0.15% of his assigned regions. By nature of the award, the threshold, target and maximum payout are undeterminable at the time of grant. Accordingly, as required under SEC rules, the amounts reflected in the table above are representative amounts based upon performance in 2011.

Employment Agreements/Terms of Employment

Each named executive officer, except for our Chief Executive Officer, has an employment agreement, written offer letter or verbal agreement that specifies the terms of his or her overall compensation package as described below.

Elizabeth C. Nelson:  Ms. Nelson joined us in December 2009 and was appointed Chief Accounting Officer in August 2012. The terms of Ms. Nelson’s employment as Chief Accounting Officer were determined in an oral compensation agreement entered into on August 21, 2012. Pursuant to the agreement, Ms. Nelson’s base salary was specified at an annual rate of $200,000 and an annual bonus in the amount of 25% of her base salary.

Otto W. Bielss, III: Mr. Bielss joined us as a Senior Vice President of Operations in January 2010. We executed an offer letter with Mr. Bielss that specifies his base salary for 2010 at an annual rate of $200,000 and an annual bonus in the amount of $75,000, paid in monthly installments. During 2010, Mr. Bielss agreed to a reduction in salary to $150,000 and a discontinuance of his annual bonus. In return, Mr. Bielss was made eligible to participate in a profit bonus which is based on 0.15% of an internal monthly profit metric as determined by the Company. The internal monthly profit metric measures the interest and fee income from the applicable stores for which Mr. Bielss is responsible for managing, less direct costs of those stores and less an allocated amount for corporate overhead expenses. In February 2013, Mr. Bielss agreed to a discontinuance of his profit bonus in exchange for a fixed annual bonus amount of $400,000 to be paid on a monthly basis.

Douglas W. Marohn:  Mr. Marohn joined us as a Senior Vice President of Operations in August 2011. We executed an offer letter with Mr. Marohn that specifies the terms of his base salary at an annual rate of $262,500. Mr. Marohn’s offer letter specifies a guaranteed bonus of $125,000 paid upon completion of his training period and a profit bonus equal to a fixed percentage of profit for the area of the Company for which he is responsible. The profit bonus has not yet been implemented.  Mr. Marohn’s offer letter also provides for severance upon involuntary termination without cause in the amount of six months of base salary, which would be contingent upon execution of a separation agreement including a general release.

Arthur Tretyak:  Mr. Tretyak joined us as a Senior Vice President of Operations in May 2011. We executed an employment agreement with Mr. Tretyak that specifies his base salary at an annual rate of $500,000. Mr. Tretyak is eligible to receive an annual cash incentive opportunity equal to 5.0% of the EBITDA for the preceding fiscal year for TMX Credit, Inc. In addition, Mr. Tretyak is eligible to receive phantom stock awards under the TMX Credit Phantom Stock Plan. The employment agreement with Mr. Tretyak also provides that in the event of a termination without Cause, or his resignation for Good Reason, he will be entitled to severance equal to six months’ base salary, plus a pro-rated annual bonus for the year of termination. In such an event, Mr. Tretyak would retain any PSUs which were vested at the time of termination. Mr. Tretyak would be required to execute a separation agreement including a general release of claims, reaffirmation of certain restrictive covenants contained in his employment agreement, and certain other promises, in a form acceptable to the Company.

Potential Payments Upon Termination or Change of Control

The information below describes the estimated value of the potential payments that would have become payable to each named executive officer assuming a termination of employment and/or change of control had occurred on December 31, 2012, given the named executive officers’ compensation as of such date. For information regarding the employment agreements with each named executive officer, including a description of rights upon termination of employment under different circumstances and of the non-competition covenants contained in the employment agreements, see the section entitled “Employment Agreements/Terms of Employment.”

Payments Due to Termination by the Company Without Cause

Termination without cause (and, for Mr. Tretyak, resignation for Good Reason):

Name	Severance (1)	Bonus (2)	Total
Tracy Young	$—	$—	$—
Elizabeth C. Nelson	—	—	—
Otto W. Bielss, III	—	—	—
Douglas W. Marohn	131,250	—	131,250
Arthur Tretyak	250,000	—	250,000

(1)                 Based on six months of then-current base salary, as specified in the respective individual’s offer letter or employment agreement.

(2)                 Mr. Tretyak would be entitled to a pro-rated bonus upon termination without cause or for good reason. For 2012, the amount of such pro-rated bonus would be $0.

In the event of a termination for cause or a change in control without any termination of employment, no executives would be entitled to any severance amounts or special payments.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Tracy Young, the founder, Chairman of the Board, Chief Executive Officer and President of TMX Finance LLC, is the sole beneficial owner of the common stock of TMX Finance Holdings Inc., which owns all 100 of the outstanding limited liability company interests in TMX Finance LLC. Mr. Young’s address is 15 Bull Street, Suite 200, Savannah, Georgia 31401.

No director, officer or employee of the Company, or any other person, has any option, warrant or other right to acquire any ownership interest in TMX Finance LLC and there are no compensation plans that provide for the issuance of equity compensation to any person.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with TMX Finance Holdings Inc.

Effective September 30, 2012, Mr. Young transferred 100% of his membership interests in TMX Finance LLC to newly-formed TMX Finance Holdings Inc., or the “Parent,” in exchange for shares of common stock of the Parent. On October 17, 2012, the Company distributed $350,000 to the Parent. On October 31, 2012, the Parent issued $100.0 million of senior PIK notes, or the “PIK Notes,” that bear interest at 11% per year and are due October 15, 2015. Under the terms of the indenture governing the PIK Notes, interest on the PIK Notes is payable in cash to the extent distributions are available under the terms of the indenture governing the Company’s Notes. If distributions are not permitted under the terms of the indenture governing the Company’s Notes, the Parent may issue additional PIK notes in a principal amount to satisfy the interest due. Distributions from the Company to the Parent, when permitted, will provide the primary means for the Parent to make any cash interest payments on the PIK Notes.

Real Estate Leases

We lease our corporate headquarters from Parker-Young, LLC, or “PY.” PY is owned 50% by the Sole Shareholder and 50% by an unrelated third party. The initial term of this lease expires in 2015, followed by two ten-year options to renew. As of December 31, 2012, we leased four retail spaces from TY Investments, LLC, or “TYI,” which is wholly-owned by the Sole Shareholder, and two retail spaces from TMX Investments, LLC, or “TMXI,” a wholly-owned subsidiary of TYI. These retail spaces were acquired by TYI and TMXI, as applicable, and subsequently leased to us because they are located in areas where we could not secure satisfactory leases from other parties. We also lease two condominium units in Savannah, Georgia from TYI, which are primarily used as a relocation benefit to attract new management.

Rental payments to PY were approximately $0.2 million for the year ended December 31, 2012. Rental payments to TYI and TMXI totaled approximately $0.2 million for the year ended December 31, 2012.

Airplane Payments

TMG is a party to an Aircraft Reimbursement Agreement with Aviation. Under this agreement, we reimburse Aviation for all costs it incurred in connection with the ownership and operation of aircraft used by us, including debt servicing for an airplane and hangar, insurance, a full time pilot and fuel and maintenance costs. The reimbursement agreement limits our reimbursement obligations to $3.0 million per year. Total payments to Aviation under this agreement were approximately $1.3 million for the year ended December 31, 2012.

In January 2011, TMG entered into a Non-Exclusive Aircraft Lease Agreement with Aviation. Under this agreement, Aviation leases to TMG an aircraft owned by Aviation on a non-exclusive basis for a rental charge of $200,000 per month beginning in April 2011. Total payments to Aviation under this agreement were approximately $2.4 million for the year ended December 31, 2012.

An airplane owned by Aviation is collateral for a loan to the Sole Shareholder from a third party with a balance as of January 1 and December 31, 2012 of approximately $3.1 million and $2.8 million, respectively, with repayment of the loan guaranteed by us. The note is payable in monthly installments of $35,000, including interest and principal. The note has a fixed interest rate of 6.35% and has a final payment of $2.1 million due in October 2015. The total amounts of principal and interest paid on this loan by the Sole Shareholder were approximately $0.2 million and $0.2 million, respectively, for the year ended December 31, 2012.

Related to Aviation’s purchase of an additional airplane in November 2010, we loaned the Sole Shareholder $2.0 million at 12% interest, due in November 2014. The balance of this note at January 1 and December 31, 2012 was approximately $1.5 million and $1.1 million, respectively. The total amounts of principal and interest paid by the Sole Shareholder on this loan were approximately $0.5 million and $0.2 million, respectively, for the year ended December 31, 2012.

Working Capital Indebtedness

A former President of TMX Finance had an employment agreement with TMX Finance with a term through December 31, 2011. Pursuant to the employment agreement, our former President was entitled to receive, in addition to his base salary, an annual profit sharing bonus equal to 1.5% of our earnings before interest, taxes, amortization and depreciation. The employment agreement included a provision granting our former President the option to exchange $2.0 million of debt for a 3% interest in TMX Finance. The employment agreement was amended effective as of January 1, 2010 to replace this equity option with a grant of phantom units. The phantom units, which were fully vested, represented the right to receive a cash payment equal to the difference, if positive, between $2.0 million and an amount equal to 3% of the fair market value of the outstanding membership interests of TMX Finance. This amount was paid during 2012.

In May 2010, in response to significant demand for our product, the Sole Shareholder made an interim equity contribution of $2.9 million to the Company to ensure adequate cash availability for the business. Following the issuance of $250.0 million of Notes in June 2010, TMX Finance made a distribution to the Sole Shareholder in an amount equal to the amount of this interim equity contribution. In July 2012 and November 2012, the Sole Shareholder made additional equity contributions of $14.0 million and $44.8 million, respectively, to Company.

For more information regarding related-party activities, see Note 12 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Indebtedness.”

Policies and Procedures for Review, Approval and Ratification of Related Party Transactions

The Board of Managers of TMX Finance is drafting a related party transaction policy. Currently, the Board of Managers must conform to the related party requirements included in the Indenture for the senior secured notes. The Indenture requires related party transactions to (1) be no less favorable than an arm’s length transaction with a person who is not a related party, (2) be approved by a majority of the non-employee managers if the transaction is greater than $3 million and (3) for transactions greater than $7.5 million, be determined to be fair from a financial point of view based upon an opinion provided by a third party firm of national standing. The Board of Managers will examine all related party transactions using the terms of the Indenture until such time as the Company’s own policy is formally adopted.

Compensation Interlocks and Insider Participation

The Sole Shareholder determined the compensation of our executive officers for the fiscal year ended December 31, 2012. No executive officer of the Company served during 2012 on the Board of Directors or Compensation Committee of any other entity that had an executive officer who served as a manager or director of the Company or on any Compensation Committee of ours at any time during 2012.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees and expenses billed for professional services provided by McGladrey LLP and RSM McGladrey, Inc. (through November 30, 2011) for 2012 and 2011.

	Year Ended December 31,
Fee Category	2012	2011
Audit Fees	$680,883	$698,176
Audit-Related Fees	36,191	509,879
Tax Fees	3,300	364,175
All Other Fees	—	13,159

Total Fees	$720,374	$1,585,389

Audit Fees: Consists of fees and expenses for professional services rendered for the audit of our consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports, and services normally provided in connection with statutory and regulatory filings.

Audit- Related Fees: Consists of fees and expenses for professional services provided in connection with our Notes offering (in 2011) and audit of our retirement savings plan.

Tax Fees: Consists of fees and expenses for professional services provided relating to tax planning and compliance services, and assistance with tax audits and appeals.

All Other Fees: Consists of fees other than the professional services reported above. The services provided in 2011 were related to unclaimed property research.

All audit and non-audit services provided by McGladrey LLP and RSM McGladrey, Inc. (through November 30, 2011) are pre-approved by the Chairman of the Board of Managers and Chief Executive Officer, who considers whether the provision of the non-audit services is compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The non-audit services provided by McGladrey LLP and RSM McGladrey, Inc. (through November 30, 2011) in 2012 and 2011 were pre-approved in accordance with this policy and communicated to the remainder of the Board of Managers.

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

4.3*

Second Supplemental Indenture, dated June 5, 2012, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent (exhibit 4.3 to TMX Finance LLC’s Quarterly Report on Form 10-Q, dated August 20, 2012, is incorporated herein by this reference)

4.4*

Third Supplemental Indenture, dated July 20, 2012, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent (exhibit 4.4 to TMX Finance LLC’s Quarterly Report on Form 10-Q, dated August 20, 2012, is incorporated herein by this reference)

10.1*

Aircraft Reimbursement Agreement dated January 1, 2011, by and among TitleMax of Georgia, Inc., a Georgia corporation, TitleMax Aviation, Inc., a Delaware corporation, and TMXA, LLC, a Delaware limited liability company (Exhibit 10.3 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

10.2	First Amendment to Aircraft Reimbursement Agreement dated January 1, 2012, by and among TitleMax of Georgia, Inc., a Georgia corporation, and TitleMax Aviation, Inc., a Delaware corporation

Exhibit No.	Description of Exhibit

10.3*

Non-Exclusive Aircraft Lease Agreement dated January 1, 2011 by and between TitleMax Aviation, Inc. and TitleMax of Georgia, Inc. (Exhibit 10.4 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.4*

Servicing Agreement dated April 19, 2009 by and between EquityAuto Loan, LLC and TitleMax of Georgia, Inc. (Exhibit 10.5 to Amendment No. 2 to TMX Finance LLC’s Registration Statement on Form S-4, dated April 19, 2011, is incorporated herein by this reference)

10.5*

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

10.11*

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

10.19*†

Employment Offer Letter of Otto Bielss dated December 14, 2009 (Exhibit 10.22 to Amendment No. 1 to TMX Finance LLC’s Registration Statement on Form S-4, dated March 30, 2011, is incorporated herein by this reference)

10.20*†	Oral Compensation Agreement with Elizabeth C. Nelson, entered into on August 21, 2012 (TMX Finance LLC’s Current Report on Form 8-K, dated August 27, 2012, is incorporated herein by this reference)

10.21†	Employment Offer Letter of Douglas Marohn dated June 9, 2011

10.22†	Employment Agreement of Arthur Tretyak dated May 16, 2011

10.23†	Amended and Restated Phantom Stock Plan dated June 17, 2011

21.1	Subsidiaries of TMX Finance LLC

31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer

31.2	Certification Pursuant to Rule 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer

101

Interactive Data File:
(i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Cash flows for the Years Ended December 31, 2012, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements

†                          Executive compensation plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2013

TMX FINANCE LLC
	By:	/s/ TRACY YOUNG
Tracy Young
Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tracy Young	Chief Executive Officer and Manager	March 27, 2013
Tracy Young	(principal executive officer)

/s/ Elizabeth C. Nelson	Chief Accounting Officer (principal	March 27, 2013
Elizabeth C. Nelson	financial and accounting officer)

/s/ Robert F. Pirkle	Manager	March 27, 2013
Robert F. Pirkle

/s/ John G. Kennedy, III	Manager	March 27, 2013
John G. Kennedy, III