Form 10-Q
period 2013-03-31
TMX Finance LLC
filed 2013-05-14
CIK 1511967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

TMX FINANCE LLC
AND AFFILIATES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TMX FINANCE LLC

AND AFFILIATES

Consolidated Balance Sheets

March 31, 2013 (unaudited) and December 31, 2012

(in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$195,056	$90,794

Title loans receivable	497,550	577,172
Allowance for loan losses	(82,149)	(94,561)
Unamortized loan origination costs	4,326	3,716
Title loans receivable, net	419,727	486,327
Interest receivable	31,166	38,055
Property and equipment, net	101,461	95,239
Debt issuance costs (net of accumulated amortization of $10,555 and $9,526 as of March 31, 2013 and December 31, 2012, respectively)	9,540	10,570
Goodwill	5,975	5,975
Note receivable from Sole Shareholder	950	1,077
Other assets	38,358	39,746
Total Assets	$802,233	$767,783

Liabilities and Equity
Senior secured notes (with net premium of $1,372 and $1,519 as of March 31, 2013 and December 31, 2012, respectively)	$311,372	$311,519
Revolving credit facility	25,000	25,000
Notes payable	37,368	37,336
Notes payable to related parties	19,397	19,628
Obligations under capital leases	1,695	1,971
Accounts payable and accrued expenses	52,396	61,341
Total Liabilities	447,228	456,795

Commitments and contingencies (Note 8)
Member’s equity and noncontrolling interests:
Total member’s equity (with retained earnings of $287,617 and $243,835 as of March 31, 2013 and December 31, 2012, respectively)	362,148	318,365
Noncontrolling interests	(7,143)	(7,377)
Total member’s equity and noncontrolling interests	355,005	310,988
Total Liabilities and Equity	$802,233	$767,783

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Income (unaudited)

For the Three Months Ended March 31, 2013 and 2012

(in thousands)

	Three Months Ended March 31,
	2013	2012
Interest and fee income	$181,335	$151,361
Provision for loan losses	(13,523)	(11,462)
Net interest and fee income	167,812	139,899

Costs, expenses and other:
Salaries and related expenses	58,893	45,635
Occupancy costs	19,872	14,433
Depreciation and amortization	4,953	3,970
Advertising	6,173	1,351
Other operating and administrative expenses	20,783	16,845
Interest, including amortization of debt issuance costs	13,121	11,675
Total expenses	123,795	93,909
Net income	44,017	45,990
Net income (loss) attributable to noncontrolling interests	234	(153)

Net income attributable to member’s equity	$43,783	$46,143

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2013 and 2012

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$44,017	$45,990
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,523	11,462
Depreciation and amortization	4,953	3,970
Amortization of discount, premium, debt issuance and upfront lease costs	943	916
Amortization of acquired intangibles	—	60
Net (gain) loss on disposal of property and equipment	(55)	31
Changes in assets and liabilities:
Interest receivable	6,889	5,416
Other assets	1,653	1,375
Net change in loan origination costs	(610)	(211)
Accounts payable and accrued expenses	(8,945)	(19,942)
Net cash provided by operating activities	62,368	49,067

Cash Flows from Investing Activities
Net title loans collected	53,687	44,644
Purchase of property and equipment	(11,120)	(12,050)
Increase in restricted cash	(325)	(375)
Receipt of payments on note receivable from Sole Shareholder	127	113
Net cash provided by investing activities	42,369	32,332

Cash Flows from Financing Activities
Proceeds from notes payable issued by consolidated CSO Lenders	840	950
Repayments of notes payable by consolidated CSO Lenders	(800)	—
Repayments of notes payable to related parties	(231)	(217)
Repayments of notes payable and capital leases	(284)	(29)
Distributions	—	(903)
Net cash used in financing activities	(475)	(199)
Net increase in cash and cash equivalents	104,262	81,200
Cash and cash equivalents at beginning of period	90,794	38,141
Cash and cash equivalents at end of period	$195,056	$119,341

See notes to consolidated financial statements (unaudited).

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(1)                  Nature of Business, Principles of Consolidation, Seasonality and Significant Accounting Policies

Nature of Business

TMX Finance LLC and affiliates (collectively, unless the context indicates otherwise, the “Company”) is a specialty finance company that originates and services automobile title loans through 1,108 title-lending stores in 12 states as of March 31, 2013. Affiliates include wholly-owned subsidiaries and consolidated variable interest entities (“VIEs”) as described below. The Company operates as TitleMax in 870 stores, and in 167 stores, the Company operates under a TitleBucks brand. The Company also offers a second lien automobile product in Georgia and Florida, with operations conducted within 66 TitleMax stores under the EquityAuto Loan brand, and through 71 standalone stores under the InstaLoan brand. The Company is in the process of fully separating the EquityAuto Loan business into standalone stores under the InstaLoan brand with separate management and the addition of other loan products. Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment: specialty financial services.

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

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(1)                  Nature of Business, Principles of Consolidation, Seasonality and Significant Accounting Policies (continued)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies stated in the Company’s audited consolidated financial statements for the year ended December 31, 2012 and should be read in conjunction with the notes to those consolidated financial statements. These statements have also been prepared in accordance with the instructions to Form 10-Q and generally accepted accounting principles for interim financial information. The consolidated balance sheet data as of December 31, 2012 were derived from the Company’s audited consolidated financial statements. Accordingly, the accompanying unaudited consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been included. Results for any interim period are not necessarily indicative of the results for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation, with no effect on net income or member’s equity and noncontrolling interests.

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

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(1)                  Nature of Business, Principles of Consolidation, Seasonality and Significant Accounting Policies (continued)

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

Income Taxes and Distributions

The Company, with the consent of the Sole Shareholder, elected in prior years to be taxed under sections of the federal and state income tax laws, which provide that, in lieu of corporate income taxes, the Parent separately accounts for the Company’s items of income, deduction, losses and credits. The consolidated financial statements generally do not include a provision for income taxes as long as these elections remain in effect. Certain subsidiaries operate in states that impose an entity-level tax that is a percentage of income. While the Company’s tax status and income tax elections remain in effect, the Company may occasionally make distributions to the Parent in amounts sufficient to pay some or all of the taxes due on the Company’s items of income, deductions, losses and credits. In April 2013, the Company made distributions of $24.0 million to the Parent to pay 2012 federal and state income taxes.

The Company may make future distributions to the Parent in addition to those required for income taxes. To the extent distributions are permitted under the terms of the indenture governing the Company’s senior secured notes, distributions from the Company to the Parent will provide the primary means for the Parent to make interest payments on its $100.0 million of 11.0% senior notes issued in October 2012 and due in October 2015. The maximum potential amount of distributions for purposes of funding the Parent’s interest payments is $11.0 million for each of the years ending December 31, 2013, 2014 and 2015. At March 31, 2013, the availability of permitted distributions for purposes other than estimated income tax payments was $5.0 million.

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

Delinquency experience of title loans receivable at March 31, 2013 and December 31, 2012 was as follows:

(in thousands)	March 31, 2013	December 31, 2012
1-30 days past due	$67,298	$91,699
31-60 days past due	10,553	16,471
Total past due	77,851	108,170
Current	419,699	469,002
Total	$497,550	$577,172

Title loans receivable on the consolidated balance sheets is net of unearned interest and fees of $4.1 million and $3.9 million as of March 31, 2013 and December 31, 2012, respectively.

Accrual of interest and fee income on title loans receivable is discontinued when no payment has been received for 35 days or more. The accrual of income is not resumed until the account is less than five days past due on a contractual basis, at which time management considers collectability to be probable. Title loans receivable in non-accrual status at March 31, 2013 and December 31, 2012 were as follows:

(in thousands)	March 31, 2013	December 31, 2012
Nonaccrual loans	$58,164	$84,520

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(2)                  Credit Quality Information, Allowance for Losses on Title Loans Receivable and Liability Related to Unconsolidated CSO Lender Loans (continued)

Changes in the allowance for loan losses for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Beginning balance	$94,561	$73,103
Provision for loan losses	14,189	11,229
Charge-offs	(42,613)	(31,375)
Recoveries	16,012	11,168
Ending balance	$82,149	$64,125

Changes in the liability for losses on loans processed for the Company’s unconsolidated CSO Lender for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Beginning balance	$4,610	$1,006
Provision for loan losses	(666)	233
Ending balance	$3,944	$1,239

The aggregate provision for loan losses (in thousands) was $13,523 and $11,462 for the three months ended March 31, 2013 and 2012, respectively.

(3)                  Property and Equipment

Property and equipment at March 31, 2013 and December 31, 2012 consisted of the following:

(in thousands)	March 31, 2013	December 31, 2012
Leasehold improvements	$59,292	$55,009
Computers and software	26,786	26,667
Aircraft	23,288	23,288
Furniture and fixtures	21,673	20,761
Signs	21,018	19,971
Assets not placed in service	22,125	17,456
Assets under capital leases	1,965	2,240
Vehicles	320	335
Building	485	285
Land	120	70
Subtotal	177,072	166,082
Accumulated depreciation and amortization	(75,611)	(70,843)
Net property and equipment	$101,461	$95,239

Capitalized interest was $0.9 million at March 31, 2013 and December 31, 2012.

During the second quarter of 2012, the Company temporarily decided to stop development of a new proprietary store software system and explore other options for its store software solution. As of March 31, 2013, the Company is continuing to evaluate the best long-term solution for its store software system. It is reasonably possible that the Company could decide to implement a different store software system in the near term. This decision could require the Company to reevaluate the carrying amount of the proprietary store software system, which could result in a one-time, non-cash expense that could range from $13.0 million to $18.0 million.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(4)                  Notes Payable and Notes Payable to Related Parties

Notes Payable

As of March 31, 2013, the Company has notes payable of $37.4 million, including three notes payable by TMX Finance LLC, a note payable by Aviation and 61 notes issued by the consolidated CSO Lenders.

The three notes payable by TMX Finance LLC are in the amounts of $6.0 million, $5.0 million and $1.0 million, and each bears interest at 13.0% with interest payable monthly. The principal amount of each of these notes is due in July 2013, although the $5.0 million note and $1.0 million note may each be extended for up to one additional year at the Company’s sole discretion.

The note payable by Aviation has a principal balance of $0.4 million as of March 31, 2013 and bears interest at 4.4% with payments of principal and interest due monthly.

The notes payable by the consolidated CSO Lenders total $25.0 million as of March 31, 2013. These notes bear interest ranging from 10% to 15% and allow the consolidated CSO Lenders to take one or more draws up to a total maximum principal of $28.6 million. The aggregate principal amount of all of these notes is due in 2013, but 22 notes with an aggregate principal amount of $11.9 million available for borrowing have automatic annual renewal provisions. One of the consolidated CSO Lenders has issued six notes payable to its sole member with an aggregate balance of $5.8 million as of March 31, 2013.

Notes Payable to Related Parties

As of March 31, 2013, the Company has notes payable to related parties of $19.4 million, consisting of three notes payable by Aviation to the Sole Shareholder in the amounts of $2.8 million, $11.2 million and $5.4 million. The $2.8 million note bears interest at 6.33% and is payable in monthly installments of $35,000 with a final payment of $2.1 million due in October 2015. The $11.2 million note bears interest at 5.12% and is payable in monthly installments of $104,000 with a final payment of $8.4 million due in December 2016. The $5.4 million note bears interest at 10% payable monthly, with the full principal amount due in December 2015.

(5)                  Guarantees

Senior Secured Notes

TMX Finance LLC and TitleMax Finance Corporation, as co-issuers (the “Issuers”), issued $250.0 million of senior secured notes in June 2010 and $60.0 million of senior secured notes in July 2011 (collectively, the “Notes”). The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Issuers and each of their existing and future domestic restricted subsidiaries, other than immaterial subsidiaries. This guarantee arose from the issuance of the Notes for the purpose of additional financing. The Notes are secured by first-priority liens on substantially all of the Issuers’ assets and require performance under the guarantee if there is a default on the Notes. Under this guarantee, the maximum potential amount of future, undiscounted payments is $412.7 million. The current carrying amount of the related liability at March 31, 2013 is $310.0 million.

Revolving Credit Facility

Subject to certain exceptions, the obligations under the Revolving Credit Facility are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Issuers and each of their existing and future domestic subsidiaries. This guarantee arose from entering into the credit agreement that provides the Revolving Credit Facility for the purpose of additional financing. The Revolving Credit Facility and the guarantees will rank senior in right of payment to all of the Issuers’ and the guarantors’ existing and future subordinated indebtedness and equal in right of payment with all of the Issuers’ and guarantors’ existing and future senior indebtedness, including the Notes. The obligations under the Revolving Credit Facility and the guarantees are secured by substantially all of the Issuers’ assets, subject to certain limitations. Under this guarantee, the maximum potential amount of future, undiscounted payments is approximately $30.8 million.  The current carrying amount of the related liability at March 31, 2013 is $25.0 million.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(5)                  Guarantees (continued)

CSO Agreements

Under the terms of the CSO Agreements with non-exclusive third-party lenders, the Company is contractually obligated to reimburse the lenders for the full amounts of the loans and certain related fees that are not collected from the customers. In certain cases, the lenders sell the related loans, and the Company’s obligation to reimburse for the full amounts of the loans and certain related fees that are not collected from the customers extends to the purchasers. Under this guarantee, the maximum potential amount of future, undiscounted payments is approximately $25.6 million. The value of the related liability at March 31, 2013 is approximately $3.9 million and is included in accounts payable and accrued expenses on the consolidated balance sheets and provision for loan losses on the consolidated statements of income.

Aircraft

The Sole Shareholder has a note payable to a finance company originating from the purchase of an aircraft. The note payable is unconditionally and absolutely guaranteed by TMX Finance LLC and certain of its wholly-owned subsidiaries. The note payable is collateralized by a security interest in the aircraft and requires performance under the guarantee if there is a default on the note payable and the collateral and Sole Shareholder’s guarantee are not sufficient to pay the entire amount of the note. The maximum potential amount of future, undiscounted payments for the note is $3.2 million. The current carrying amount of the related liability at March 31, 2013 is $2.8 million.

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

The following table presents the repossessed assets value carried on the consolidated balance sheets by level within the fair value hierarchy (as described above) for which a nonrecurring change in fair value has been recorded:

(in thousands)	Total	Active Markets For Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
Repossessed assets — March 31, 2013	$5,690	$—	$—	$5,690	$3,101
Repossessed assets — December 31, 2012	$6,355	$—	$—	$6,355	$3,803

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

The fair values of cash and cash equivalents are measured using level 1 inputs. Title loans receivable are originated at prevailing market rates. Given the short-term nature of these loans, they are continually repriced at current market rates. The fair values of title loans receivable are measured using level 3 inputs. The fair values of the Revolving Credit Facility and notes payable and receivable are estimated using level 2 inputs based on rates currently available for debt with similar terms and remaining maturities. The fair value of the Notes is estimated using level 2 inputs based on the market yield on trades of the Notes at the end of each reporting period. The fair value of the Notes was $407.8 million and $390.8 million as of March 31, 2013 and December 31, 2012, respectively.

(7)                  Related Party Transactions

The Company leases the corporate office from PY and various retail spaces from TYI and certain employees. Rental payments paid to these entities for operating leases amounted to approximately $0.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Interest expense on notes payable to related parties was $0.3 million for each of the three months ended March 31, 2013 and 2012. Interest income on the note receivable from Sole Shareholder was approximately $30,000 and $45,000 for the three months ended March 31, 2013 and 2012, respectively.

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

The following consolidating financial statements present consolidating financial data for the Issuers, the combined Subsidiary Guarantors, the combined Non-Guarantor Subsidiaries and an elimination column for adjustments to arrive at the information for the Company on a consolidated basis as of March 31, 2013 and December 31, 2012 and for each of the three months ended March 31, 2013 and 2012. Investments in subsidiaries are accounted for by the Company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(9)                  Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Balance Sheet

March 31, 2013

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$192,481	$2,575	$—	$195,056

Title loans receivable	—	462,816	34,734	—	497,550
Allowance for loan losses	—	(76,520)	—	(5,629)	(82,149)
Unamortized loan origination costs	—	4,326	—	—	4,326
Title loans receivable, net	—	390,622	34,734	(5,629)	419,727
Interest receivable	—	30,999	167	—	31,166
Property and equipment, net	—	82,039	19,422	—	101,461
Debt issuance costs, net of accumulated amortization	9,540	—	—	—	9,540
Goodwill	—	5,975	—	—	5,975
Note receivable from Sole Shareholder	950	—	—	—	950
Other assets	127	46,929	2,408	(11,106)	38,358
Investment in affiliates	766,219	—	—	(766,219)	—
Total Assets	$776,836	$749,045	$59,306	$(782,954)	$802,233

Liabilities and Equity
Senior secured notes, net	$311,372	$—	$—	$—	$311,372
Revolving credit facility	25,000	—	—	—	25,000
Notes payable	12,000	—	25,368	—	37,368
Notes payable to related parties	—	—	19,397	—	19,397
Obligations under capital leases	—	1,695	—	—	1,695
Accounts payable and accrued expenses	9,264	47,356	12,597	(16,821)	52,396
Total Liabilities	357,636	49,051	57,362	(16,821)	447,228
Total member’s equity and noncontrolling interests	419,200	699,994	1,944	(766,133)	355,005
Total Liabilities and Equity	$776,836	$749,045	$59,306	$(782,954)	$802,233

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

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(9)                  Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Three Months Ended March 31, 2013

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$—	$179,749	$1,586	$—	$181,335
Provision for loan losses	—	(13,523)	—	—	(13,523)
Aircraft service revenue	—	—	878	(878)	—
Net interest and fee income and aircraft service revenue	—	166,226	2,464	(878)	167,812

Costs, expenses and other:
Salaries and related expenses	—	58,893	—	—	58,893
Occupancy costs	—	19,793	79	—	19,872
Other operating and administrative expenses	50	31,730	1,007	(878)	31,909
Interest, including amortization of debt issuance costs	11,952	25	1,144	—	13,121
Total expenses	12,002	110,441	2,230	(878)	123,795
Net (loss) income before equity in income of affiliates	(12,002)	55,785	234	—	44,017
Equity in income from affiliates	55,785	—	—	(55,785)	—
Net income (loss)	$43,783	$55,785	$234	$(55,785)	$44,017

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(9)                  Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Income

Three Months Ended March 31, 2012

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Interest and fee income	$—	$150,685	$676	$—	$151,361
Provision for loan losses	—	(11,462)	—	—	(11,462)
Aircraft service revenue	—	—	902	(902)	—
Net interest and fee income and aircraft service revenue	—	139,223	1,578	(902)	139,899

Costs, expenses and other:
Salaries and related expenses	—	45,627	8	—	45,635
Occupancy costs	—	14,362	71	—	14,433
Other operating and administrative expenses	75	22,107	886	(902)	22,166
Interest, including amortization of debt issuance costs	10,991	(81)	765	—	11,675
Total expenses	11,066	82,015	1,730	(902)	93,909
Net (loss) income before equity in income of affiliates	(11,066)	57,208	(152)	—	45,990
Equity in income from affiliates	57,208	—	—	(57,208)	—
Net income (loss)	$46,142	$57,208	$(152)	$(57,208)	$45,990

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(9)                  Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(21,500)	$83,081	$787	$62,368

Cash Flows from Investing Activities
Net title loans repaid (originated)	—	54,020	(333)	53,687
Purchase of property and equipment	—	(11,120)	—	(11,120)
Increase in restricted cash	—	(325)	—	(325)
Receipt of payments on note receivable from Sole Shareholder	127	—	—	127
Net activity with affiliates	21,373	(21,700)	327	—

Net cash provided by (used in) investing activities	21,500	20,875	(6)	42,369

Cash Flows from Financing Activities
Proceeds from notes payable issued by consolidated CSO Lenders	—	—	840	840
Repayments of notes payable and capital leases	—	(276)	(1,039)	(1,315)

Net cash used in financing activities	—	(276)	(199)	(475)

Net increase in cash and cash equivalents	—	103,680	582	104,262
Cash and cash equivalents at beginning of period	—	88,801	1,993	90,794

Cash and cash equivalents at end of period	$—	$192,481	$2,575	$195,056

TMX FINANCE LLC

AND AFFILIATES

Notes to Consolidated Financial Statements (unaudited)

(9)                  Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(in thousands)

	Issuers	Guarantors	Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(20,496)	$69,050	$513	$49,067

Cash Flows from Investing Activities
Net title loans collected (originated)	—	45,941	(1,297)	44,644
Purchase of property and equipment	—	(12,050)	—	(12,050)
Increase in restricted cash	—	(375)	—	(375)
Receipt of payments on note receivable to sole member	113	—	—	113
Net activity with affiliates	20,383	(20,965)	582	—

Net cash provided by (used in) investing activities	20,496	12,551	(715)	32,332

Cash Flows from Financing Activities
Repayments of notes payable and capital leases	—	(19)	(227)	(246)
Distributions to sole member	—	(903)	—	(903)
Proceeds from notes payable issued by consolidated CSO Lenders	—	—	950	950

Net cash (used in) provided by financing activities	—	(922)	723	(199)

Net increase in cash and cash equivalents	—	80,679	521	81,200
Cash and cash equivalents at beginning of period	—	37,220	921	38,141

Cash and cash equivalents at end of period	$—	$117,899	$1,442	$119,341

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

Such forward-looking statements involve substantial risks and uncertainties. We cannot guarantee that any forward-looking statement will be realized. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize or should underlying assumptions prove inaccurate, actual results could vary materially from past results and from anticipated, estimated or projected results. Our annual report on Form 10-K for the year ended December 31, 2012 describes in the section captioned “Risk Factors” various important factors that could cause actual results to differ materially from projected and historical results. We incorporate that section into this filing, and you should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such factors to be a complete set of all potential risks or uncertainties.

Forward-looking statements speak only as of the date they are made, and we do not intend to update our forward-looking statements unless we are required to do so under applicable law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q and 8-K and other reports to the SEC.

Company Overview

We are a privately-owned automobile title-lending company with 1,108 company-owned stores in 12 states as of March 31, 2013. We serve individuals who generally have limited access to consumer credit from banks, thrift institutions, credit card lenders and other traditional sources of consumer credit. We provide our customers with access to loans secured by a lien on the customers’ automobiles while allowing the customers to retain use of the vehicles during the term of the loans. As of March 31, 2013, we served more than 415,000 customers and had approximately $497.6 million in title loans receivable. We believe that we are the largest automobile title lender in the United States based on title loans receivable.

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

During the first quarter of 2013, we continued to execute our growth strategy and opened 74 new stores while closing only one store. During the first quarter of 2012, we opened 45 new stores. The new stores opened during the first quarter of 2013 include 20 in Texas, 15 in Arizona, six in Virginia and 19 in Georgia (14 of which were opened under the InstaLoan brand). For the first quarter of 2013, the Company had revenues of $181.3 million, an increase of $29.9 million or 19.7%, and net income of $44.0 million, a decrease of $2.0 million or 4.3%, from the corresponding results for the first quarter of 2012. The decrease in net income was primarily due to increased costs related to the addition of 307 new stores during the 12 months ended March 31, 2013 compared to 200 new stores during the 12 months ended March 31, 2012, as well as an increase in our net charge-off rates.

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

The following table reflects our results as measured by these KPIs:

	Three months ended March 31,
(dollars in thousands)	2013	2012
Originations	$169,033	$137,689
Average originations per store	157	175
Total title loans receivable	497,550	425,009
Average title loans receivable per store	449	531
Net charge-offs as a percent of originations	15.7%	14.7%

In addition, we closely monitor same-store interest and fee income. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income. The following summarizes the Company’s same-store interest and fee income for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(dollars in thousands)	2013	2012
Interest and fee income	$161,498	$134,634
Interest and fee income growth	20.0%	22.6%
Number of stores open more than 13 months	778	611

Results of Operations

Store Software System

In May 2012, our new proprietary store software system, which is used in approximately 22.5% of our stores as of March 31, 2013, incurred significant service outages. These outages caused us to review the status of the system as a long-term solution for our existing and future stores. Based on this review, we initially determined and announced that we would discontinue further development of the system and write-off the related capitalized costs. However, after the service outages in May, we stabilized the platform and obtained vendor quotes to correct technical deficiencies. Based on this additional information, we decided to reevaluate whether we will continue development of the proprietary system or purchase a new packaged software system to meet our future needs. This evaluation remains on-going. We determined that we are not required to record an impairment charge related to our proprietary store software during the three months ended March 31, 2013 because the undiscounted future cash flows from the asset group are greater than the carrying amount. However, depending on the outcome of our full evaluation, it is reasonably possible that we could decide to implement a different store software system and discontinue the development of our proprietary system. This decision could result in a one-time, non-cash expense that could range from $13.0 million to $18.0 million.

Three months ended March 31, 2013 Compared to Three months ended March 31, 2012

Interest and fee income

Interest and fee income was $181.3 million for the first quarter of 2013 compared to $151.4 million for the first quarter of 2012. The increase of $29.9 million, or 19.7%, was primarily due to the addition of a significant number of new stores over the last 12 months and strong same-store performance. Interest and fee income from stores open less than 13 months increased $3.0 million in the first quarter of 2013 compared to the first quarter of 2012 and accounted for 10.0% of the total increase in the first quarter of 2013. Same-store interest and fee income increased $26.9 million, or 20.0% compared to the same period of the prior year. The Company considers interest and fee income from stores open more than 13 months in its calculation of same-store interest and fee income.

Provision for loan losses

Our provision for loan losses was $13.5 million for the first quarter of 2013 compared to $11.5 million for the first quarter of 2012, an increase of $2.0 million, or 17.4%. The provision for loan losses is based on loan loss experience, contractual delinquency of title loans receivable, economic and other qualitative considerations and management’s judgment. Approximately $0.5 million of the increase relates to a 22.8% increase in loan originations, and the remaining increase of $1.5 million was due to an increase in our loan loss charge-off rate. Net charge-offs as a percent of originations increased to 15.7% for the first quarter of 2013 from 14.7% for the first quarter of 2012. The net charge-offs and originations include loans made by our CSO Lenders that we guarantee. Our net charge-off rate has increased during the last 12 months, due primarily to the addition of a significant number of new stores and rapid loan growth. During this period, we have worked to manage our charge-offs in the face of the significant increase in new stores and loan volume and we will continue to monitor net charge-off rates and make adjustments as necessary to maximize loan portfolio growth and long-term profitability.

Costs, expenses and other

Salaries and related expenses

Salaries and related expenses were $58.9 million for the first quarter of 2013 compared to $45.6 million for the first quarter of 2012. This represents an increase of $13.3 million, or 29.2%. This increase was mostly due to growth-related increases in headcount, primarily related to operational personnel necessary to service the higher volume of loans and as a result of opening new stores. Also contributing to the increase was higher corporate headcount, primarily in the areas of operations, construction and legal. In addition, a significant portion of our operations employees’ compensation is incentive-based, which increased $4.0 million due to higher profitability at the store, district and regional levels.

Occupancy costs

Occupancy costs were $19.9 million for the first quarter of 2013 compared to $14.4 million for the first quarter of 2012. This increase of $5.5 million, or 38.2%, was primarily due to increases in rent, utilities, and maintenance costs associated with opening new stores as well as expanding corporate office space.

Depreciation and amortization

Depreciation and amortization for the first quarter of 2013 was $5.0 million compared to $4.0 million for the first quarter of 2012. The increase of $1.0 million, or 25.0%, was primarily attributable to remodeling and relocating stores, fitting out new stores and expanding corporate office space.

Advertising

Advertising expense for the first quarter of 2013 was $6.2 million compared to $1.4 million for the first quarter of 2012. The increase of $4.8 million was primarily due to increased television advertising, internet advertising and online lead generation related to our upgraded website.

Other operating and administrative expenses

Other operating and administrative expenses for the first quarter of 2013 were $20.8 million compared to $16.8 million for the first quarter of 2012. The increase of $4.0 million, or 23.8%, was primarily attributable to growth-related increases in costs associated with collateral collection, technology services and office supplies and postage.

Interest expense, net, including amortization of debt issuance costs

Interest expense, net, including amortization of debt issuance costs, was $13.1 million for the first quarter of 2013 compared to $11.7 million for the first quarter of 2012. This represents an increase of $1.4 million, or 12.0%. During the first quarter of 2013, we incurred interest of $0.6 million on our $25.0 million revolving line of credit obtained on June 27, 2012. Also contributing to the increase in interest expenses was an increase in notes payable issued by TMX Finance LLC and our consolidated CSO Lenders. We expect interest expense to increase in the future relative to prior periods due to the higher average outstanding debt balance.

Net income

As a result of the above factors, net income was $44.0 million for the first quarter of 2013, a decrease of 4.3% from net income of $46.0 million for the first quarter of 2012.

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

Our principal sources of near-term liquidity are cash on hand, working capital, cash flows from operations and borrowings under our new $25.0 million secured revolving credit facility described below. Cash and cash equivalents were $195.1 million at March 31, 2013 compared to $90.8 million at December 31, 2012.

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

The Indenture and Credit Agreement permit us to incur additional debt as long as the new debt does not cause us to maintain less than a 3:1 earnings to fixed charge ratio, as defined in the Indenture. In addition, if our earnings to fixed charge ratio is below 3:1, we are permitted to incur up to $10.0 million of additional indebtedness and an incremental $25.0 million of guarantees under our CSO Agreements. As of March 31, 2013, our earnings to fixed charge ratio was below 3:1. We may seek to draw on the additional permitted sources of borrowing in the foreseeable future to continue to facilitate our growth strategy. For a description of our outstanding borrowings, see “—Other Indebtedness.”

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

We are in compliance with the covenants in the Indenture and Credit Agreement as of March 31, 2013. The Indenture requires us to maintain an earnings to fixed charge ratio above 3:1 for us to incur additional indebtedness, including the issuance of guarantees under our CSO Agreements. We do not anticipate a significant decline in demand for our products and services, but any such decline or other unexpected changes in financial condition could cause our earnings to fixed charge ratio to remain below 3:1 for an extended period of time. If we are unable to incur additional indebtedness for growth in our CSO operations, our net income may decrease due to impairment of assets and less revenue from CSO operations, which could adversely affect our ability to obtain new credit under favorable terms. To the extent that we experience short-term or long-term funding disruptions, we have the ability to address these risks through various means, including adjustments to short-term lending to customers, reductions in capital spending, reductions in expenses and potential equity contributions from our Parent, all of which could be expected to generate additional liquidity.

To the extent permitted by the Indenture and Credit Agreement, we expect to make periodic distributions to our Parent in amounts sufficient to pay some or all of the taxes due on the Company’s items of income, deductions, losses and credits which have been allocated for reporting on the Sole Shareholder’s income tax return. We may also make distributions to our Parent in addition to those required for personal income taxes. In April 2013, we made distributions of $24.0 million related to income taxes for 2012. At March 31, 2013, the availability of permitted distributions for purposes other than estimated income tax payments was $5.0 million.

The Indenture requires us, within 95 days after the end of each fiscal year, to make “excess cash flow offers” (as defined in the Indenture) to all holders of Notes to purchase the maximum principal amount of Notes that may be purchased with the lesser of $30.0 million or 75% of our excess cash flow (as defined in the Indenture) for the applicable fiscal year. We made an excess cash flow offer in April 2013 at 102% of the principal amount of the Notes, but no holders of the Notes accepted the offer.

In November 2012, the Parent issued $100 million of 11.0% PIK Notes due October 15, 2015, or the “PIK Notes,” to unrelated parties. Under the terms of the indenture governing the PIK Notes, interest on the PIK Notes is payable in cash to the extent distributions are available under the terms of the indenture governing the Company’s Notes. If distributions are not permitted under the terms of the indenture governing the Company’s Notes, the Parent may issue additional PIK notes in a principal amount to satisfy the interest due. Distributions from the Company to the Parent, when permitted, will provide the primary means for the Parent to make any cash interest payments on the PIK Notes. The maximum potential amount of distributions for purposes of funding the Parent’s interest payments is $11.0 million for each of the years ending December 31, 2013, 2014 and 2015.

Cash flows from operating activities

Net cash provided by operating activities was $62.4 million for the first quarter of 2013 compared to $49.1 million for the first quarter of 2012. The increase of $13.3 million, or 27.1%, was primarily due to a $15.3 million increase in adjustments to reconcile net income to cash provided by operating activities, offset by a $2.0 million decrease in net income. The increase in adjustments to reconcile net income to cash provided by operating activities was primarily related to changes in accounts payable and accrued expenses. In the first quarter of 2013, the decrease in accounts payable and accrued expenses was $8.9 million compared to a $20.0 million decrease in the first quarter of 2012. This difference is due to the timing of payments in the respective periods.

Cash flows from investing activities

Net cash provided by investing activities was $42.4 million for the first quarter of 2013 compared to $32.3 million for the first quarter of 2012. The increase of $10.1 million, or 31.3%, was primarily attributable to a $9.1 million increase in net title loans collected. In addition, cash used for purchases of property and equipment was $1.0 million less in the first quarter of 2013 compared to the first quarter of 2012.

Cash flows from financing activities

Net cash used in financing activities for the first quarter of 2013 was $0.5 million compared to $0.2 million for the first quarter of 2012. The increase of $0.3 million was primarily due to an increase in repayments of notes payable and capital leases.

Other Indebtedness

As of March 31, 2013, we have $56.8 million of notes payable in the aggregate, consisting of one unsecured note payable to a bank, three unsecured notes payable to other unrelated entities, three unsecured notes payable to the Sole Shareholder and several notes payable to third parties issued by our two consolidated CSO Lenders.

The note payable to a bank and the three notes payable to the Sole Shareholder are payable by Aviation. The note payable to a bank has a principal balance of $0.4 million as of March 31, 2013 and incurs interest at 4.4%. The three notes payable to the Sole Shareholder are in the amounts of $11.2 million, $5.4 million and $2.8 million as of March 31, 2013. The $11.2 million note has a fixed interest rate of 5.12% and is payable in monthly installments of $104,000, including interest and principal, with a final payment of $8.4 million due in December 2016. The $5.4 million note has a fixed interest rate of 10% payable monthly, with the full principal amount due in December 2015. The $2.8 million note is collateralized by an aircraft owned by Aviation and guaranteed by the Company. This note has a fixed interest rate of 6.33% and is payable in monthly installments of $35,000, including interest and principal, with a final payment of $2.1 million due in October 2015.

The three notes payable to other unrelated entities are in the amounts of $6.0 million, $5.0 million and $1.0 million as of March 31, 2013. Each of these notes bears interest at 13% with interest payable monthly. The principal amount of each of these notes is due in July 2013, although the $5.0 million note and the $1.0 million note may be extended for up to one additional year at our sole discretion.

As of March 31, 2013, our consolidated CSO Lenders had outstanding a total of $25.0 million of notes payable. One consolidated CSO Lender had 39 notes due in 2013 that bear interest ranging from 10% to 15% and are secured by the assets of the consolidated CSO Lender. These notes allow the consolidated CSO Lender to take one or more draws up to a total maximum principal of $16.7 million. As of March 31, 2013, a total of $14.1 million was drawn under these notes. As of March 31, 2013, the other consolidated CSO Lender had 22 unsecured notes due in 2013 that bear interest ranging from 12% to 14% and allow draws up to a total maximum principal of $11.9 million. As of March 31, 2013, a total of $10.9 million was drawn under these notes. Each of these notes has an automatic annual renewal provision.

Management believes that our available short-term and long-term capital resources will be sufficient to fund our anticipated cash requirements, including working capital requirements, capital expenditures, scheduled principal and interest payments, payments pursuant to any excess cash flow offers and income tax obligations of our Sole Shareholder, for at least the next 12 months.

Capital Expenditures

Capital expenditures during the three months ended March 31, 2013 and 2012 were $11.1 million and $12.1 million, respectively, which we used to open new stores and develop our software systems. We do not have any material capital expenditure commitments as of March 31, 2013. However, we will continue to open additional stores and further improve our software systems, which will require ongoing capital expenditures.

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

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates, assumptions and judgments relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the U.S., or “GAAP.” We evaluate these estimates on an ongoing basis. We base these estimates, assumptions and judgments on information currently available to us and on various other factors that we believe are reasonable under the circumstances. Actual results could vary under different estimates, assumptions, judgments or conditions. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s audited consolidated financial statements for the year ended December 31, 2012 in our annual report on Form 10-K for such year filed with the SEC.

Off-Balance Sheet Arrangements with Unconsolidated CSO Lender

Under the terms of the CSO Agreements with non-exclusive third-party lenders, we are contractually obligated to reimburse the lenders for the full amounts of the loans and certain related fees that are not collected from the customers. In certain cases, the lenders sell the related loans, and our obligation to reimburse for the full amounts of the loans and certain related fees that are not collected from the customers extends to the purchasers. As of March 31, 2013, the total amount of loans and related fees guaranteed by us was approximately $25.6 million. The value of the related liability at March 31, 2013 was approximately $3.9 million and is included in accounts payable and accrued expenses on the consolidated balance sheets and provision for loan losses on the consolidated statements of income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any financial instruments that expose it to material cash flow or earnings fluctuations as a result of market risks.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on the evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company’s annual report on Form 10-K for the year ended December 31, 2012 contains a description of all material pending legal proceedings to which the Company was a party or of which any of its property was the subject as of December 31, 2012. There have not been any material subsequent developments or status assessments by management related to those legal proceedings.

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
3.1*

Certificate of Formation of TMX Finance LLC, dated September 25, 2003 (Exhibit 3.1 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

3.2*

First Amendment to the Certificate of Formation of TMX Finance LLC, dated June 18, 2010 (Exhibit 3.2 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

3.3*

Amended and Restated Operating Agreement of TMX Finance LLC, dated June 21, 2010 (Exhibit 3.3 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

4.1*

Indenture, dated June 21, 2010, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent, including the guarantee and the form of 13.25% senior secured note due 2015 (Exhibit 4.1 to TMX Finance LLC’s Registration Statement on Form S-4, dated February 14, 2011, is incorporated herein by this reference)

4.2*

First Supplemental Indenture, dated May 13, 2011, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent, including the guarantee and the form of 13.25% senior secured note due 2015 (Exhibit 4.2 to TMX Finance LLC’s Registration Statement on Form S-4, dated September 16, 2011, is incorporated herein by this reference)

4.3*

Second Supplemental Indenture, dated June 5, 2012, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent (exhibit 4.3 to TMX Finance LLC’s Quarterly Report on Form 10-Q, dated August 20, 2012, is incorporated herein by this reference)

4.4*

Third Supplemental Indenture, dated July 20, 2012, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent (exhibit 4.4 to TMX Finance LLC’s Quarterly Report on Form 10-Q, dated August 20, 2012, is incorporated herein by this reference)

4.5

Fourth Supplemental Indenture, dated April 5, 2013, among TMX Finance LLC and TitleMax Finance Corporation as Issuers, the guarantors party thereto, and Wells Fargo Bank, National Association as Trustee and Collateral Agent

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

101

Interactive Data File:

(i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the Years Ended March 31, 2013, 2011 and 2010; (iii) Consolidated Statements of Cash flows for the Years Ended March 31, 2013, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements

†                          Executive compensation plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2013

TMX FINANCE LLC
(registrant)

	By:	/s/ ELIZABETH C. NELSON
Elizabeth C. Nelson
Chief Accounting Officer